Form 10QSB
period 1995-03-31
TARA BANKSHARES CORP
filed 1995-05-08
CIK 814678

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                 FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended .  .  . March 31, 1995

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


                  Commission file number .  .  .  .  33-14610


                         TARA BANKSHARES CORPORATION


                        GEORGIA              58-1736696

                         6375 Highway 85, P.O. Box 775

                            Riverdale, Georgia 30274

Issuer's telephone number, including area code:                 (404) 996-8272
                                                                --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     At May 2, 1995, there were 448,003 shares of the registrant's Common Stock, $10.00 par value, outstanding.







                                    1 of 12

TARA BANKSHARES CORPORATION

AND SUBSIDIARY




FORM 10-QSB




Index





Part  I.  Financial Information

                                                                     Page No.
                                                                     --------

  Item 1. Consolidated balance sheets...............................     3
          Consolidated statements of operations.....................     4
          Consolidated statements of cash flows.....................     5
          Notes to consolidated financial statements................     6

  Item 2. Management's discussion and analysis or
                plan of operation...................................     7



Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K..........................    11

Signatures..........................................................    12





                                    2 of 12

PART I.  Financial Information
- -------  ---------------------

ITEM 1.           TARA BANKSHARES CORPORATION AND SUBSIDIARY
- -------
                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1995 and December 31, 1994
                                  (unaudited)
- --------------------------------------------------------------------------------

                                                                1995            1994
                                                                ----            ----
ASSETS
- ------
Cash and due from banks                                   $   2,198,873       1,811,144
Federal funds sold                                            3,110,000       2,720,000
Securities available-for-sale, at fair value                  9,800,045      10,404,340
Securities held-to-maturity, at cost (approximate fair
   value of $3,384,251 and $3,060,262, respectively)          3,435,979       3,183,693

Loans                                                        33,823,537      34,075,994
  Less allowance for loan losses                              1,278,291       1,281,947
                                                          -------------   -------------
      Loans, net                                             32,545,246      32,794,047
                                                          -------------   -------------

Premises and equipment, net                                   2,124,541       2,157,333
Other assets                                                  1,066,516       1,276,569
                                                          -------------   -------------
      Total assets                                        $  54,281,200      54,347,126
                                                          =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Liabilities:
  Demand deposits:
    Noninterest-bearing                                   $  10,808,183      10,614,675
    Interest-bearing                                         10,261,869      13,082,705
  Savings deposits                                            2,426,045       2,749,428
  Certificates of deposit, $100,000 and over                  6,404,251       4,704,893
  Certificates of deposit, other                             19,403,388      18,427,579
                                                          -------------   -------------
      Total deposits                                         49,303,736      49,579,280

  Subordinated convertible debentures                         1,500,000       1,500,000
  Other liabilities                                             261,023         281,722
                                                          -------------   -------------
      Total liabilities                                      51,064,759      51,361,002
                                                          -------------   -------------

Stockholders' equity:
  Common stock, $10 par value, authorized 2,000,000
    shares; issued and outstanding 448,003 shares             4,480,030       4,480,030
  Additional paid-in capital                                  2,663,598       2,663,598
  Accumulated deficit                                        (3,557,509)     (3,743,932)
  Net unrealized losses on securities available-for-sale       (369,678)       (413,572)
                                                          -------------   -------------

      Total stockholders' equity                              3,216,441       2,986,124
                                                          -------------   -------------

      Total liabilities and stockholders' equity          $  54,281,200      54,347,126
                                                          =============   =============

         See accompanying notes to consolidated financial statements.

                                    3 of 12

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended March 31, 1995 and 1994
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                                                    1995            1994
                                                                    ----            ----
Interest income:
  Loans, including fees                                       $     863,857         720,531
  Federal funds sold                                                 21,316          21,722
  Interest-bearing deposits in other financial institutions           -                 990
  Investment securities - taxable                                   230,006         188,447
                                                              -------------   -------------
       Total interest income                                      1,115,179         931,690
                                                              -------------   -------------

Interest expense:
  Deposits                                                          392,583         355,543
  Federal funds purchased                                               482           -
  Securities sold under agreements to repurchase                      -              12,243
  Subordinated convertible debentures                                39,747          30,494
                                                              -------------   -------------
       Total interest expense                                       432,812         398,280
                                                              -------------   -------------

       Net interest income                                          682,367         533,410
                                                              -------------   -------------

Provision for loan losses                                             -               -
                                                              -------------   -------------

       Net interest income after provision for loan losses          682,367         533,410
                                                              -------------   -------------

Other income:
  Service charges on deposit accounts                               105,240         122,498
  Insurance commissions                                               1,517           1,820
  Net gains  on sales of investment securities                        -              31,322
  Other operating income                                             21,798          32,758
                                                              -------------   -------------
       Total other income                                           128,555         188,398
                                                              -------------   -------------

Other expenses:
  Salaries and employee benefits                                    267,830         331,310
  Net occupancy                                                      47,866          47,393
  Furniture and equipment                                            37,473          48,909
  Other operating expenses                                          271,330         294,326
                                                              -------------   -------------
       Total other expenses                                         624,499         721,938
                                                              -------------   -------------

       Net income (loss)                                      $     186,423            (130)
                                                              =============   =============
Net income (loss) per share based on average outstanding
  shares of 448,003 and                                       $        0.42           -
                                                              =============   =============
  diluted shares of 698,003                                   $        0.32           -
                                                              =============   =============

         See accompanying notes to consolidated financial statements.

                                    4 of 12

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 1995 and 1994
                                  (unaudited)
- --------------------------------------------------------------------------------

                                                                        1995           1994
                                                                        ----           ----
Cash flows  from operating  activities:
  Net income (loss)                                                 $   186,423           (130)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation                                                          37,722         45,881
   Amortization and (accretion), net                                      -              2,458
   Securities transactions, net                                           -            (31,322)
   Provision for other real estate losses                                50,000         60,000
  Changes in other assets and liabilities:
   Increase in other assets                                            (121,947)       (50,381)
   Decrease in other liabilities                                        (20,698)       (36,436)
                                                                    -----------    -----------
      Total adjustments                                                 (54,923)        (9,800)
                                                                    -----------    -----------
        Net cash provided by (used in) operating activities             131,500         (9,930)
                                                                    -----------    -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale                              -         (7,247,323)
  Proceeds from sales of securities available-for-sale                    -          6,536,166
  Proceeds from maturities of securities available-for-sale             648,189        459,989
  Purchases of securities held-to-maturity                             (565,921)         -
  Proceeds from sales of securities held-to-maturity                      -              -
  Proceeds from maturities of securities held-to-maturity               313,636          -
  Net decrease in loans                                                 188,801        448,299
  Purchases of premises and equipment                                    (4,930)       (38,855)
  Proceeds from sales of other real estate                              342,000         18,899
                                                                    -----------    -----------
        Net cash provided by investing activities                       921,775        177,175
                                                                    -----------    -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits and savings accounts    (2,950,711)        50,984
  Net increase (decrease) in certificates of deposits                 2,675,167     (1,017,712)
  Increase (decrease) in repurchase agreements                            -              5,388
  Proceeds from subordinated convertible debentures                       -             10,000
                                                                    -----------    -----------
        Net cash (used in) financing activities                        (275,544)      (951,340)
                                                                    -----------    -----------

        Net increase (decrease) in cash and cash equivalents            777,731       (784,095)

Cash and cash equivalents at beginning of period                      4,531,144      5,367,439
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 5,308,875      4,583,344
                                                                    ===========    ===========
Supplemental disclosures of cash paid during the period for:
  Interest, net of amounts capitalized                              $   414,325        395,750
                                                                    ===========    ===========
  Income taxes                                                      $     -              -
                                                                    ===========    ===========
Supplemental information on non cash investing activities:
  Unrealized (gains) losses on securities available-for-sale        $   (43,894)       218,929
                                                                    ===========    ===========
  Principal balances on loans transferred to other real estate      $    60,000         50,000
                                                                    ===========    ===========



         See accompanying notes to consolidated financial statements.

                                    5 of 12

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                           March 31, 1995 and 1994
                                 (Unaudited)

(1)       Management's Opinion
          --------------------

     The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly-owned subsidiary, Tara State Bank ("Bank"). The consolidated financial statements for March 31, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three month periods then ended have been included.

(2)       Adoption of New Accounting Principle
          ------------------------------------

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No.114, "Accounting by Creditors for Impairment of a loan." SFAS No.114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement. The adoption of SFAS No.114 did not have a material effect on the Company's consolidated financial statements.


                                    6 of 12

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
- -------         OF OPERATION FOR THE THREE-MONTH PERIODS ENDED
                           MARCH 31, 1995 and 1994
          -----------------------------------------------------------

     The following is a discussion of the Company's financial condition at March 31, 1995 compared to December 31, 1994, and the results of its operations for the three-month period ended March 31, 1995 compared to the three-month period ended March 31, 1994. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition
- -------------------

     During the first three months of 1995, total assets decreased $65,926 or .12% as compared to amounts at December 31, 1994. The majority of this decrease was due to maturities of securities available-for-sale and reduction of other real estate through aggressive sales efforts.

     During the first three months of 1995, other assets increased $121,947 or 21.64% as compared to amounts at December 31, 1994. The majority of this increase was in prepaid expense accounts which increased $85,143 and an increase in interest earned but not collected on loans due to the increase in the interest rates.

     As of March 31, 1995, deposits decreased $275,544 or .56% as compared to December 31, 1994. Noninterest-bearing deposits increased $193,508 and interest-bearing deposits decreased $469,052. The decrease in interest-bearing deposits was due to IRA deposits moving to higher paying mutual funds and to the planned reduction of higher rate deposits which matured during this quarter and were not renewed. Included in the interest-bearing deposits were certificates of deposit of $100,000 or more totaling $6,404,251.

Liquidity
- ---------

     Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 36.72% at March 31, 1995. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity to fund new loans and fund withdrawn deposits. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The following summarizes the interest sensitivity position of the Company at March 31, 1995:

                                                              Time Horizon
                                           -------------------------------------------------
                                            3 months     6 months    12 months    24 months
                                           ----------   ----------   ----------   ----------
                                                        (Amounts in  thousands)
     Interest sensitive assets             $   27,947       38,158       41,446       44,312
     Interest sensitive liabilities            20,215       34,237       34,237       37,158
                                           ----------   ----------   ----------   ----------

     Assets less liabilities               $    7,732        3,921        7,209        7,154
                                           ==========   ==========   ==========   ==========
     Ratio                                       1.38         1.11         1.21         1.19
                                           ==========   ==========   ==========   ==========

                                    7 of 12

                 Management's Discussion and Analysis or Plan
                           of Operation, Continued

    If interest rates rise as anticipated by management, the ratios indicate that profits may be positively impacted. If interest rates were to fall sharply, the ratios indicate that profits may be negatively impacted. Management is monitoring this position and is making more fixed-rate loans for periods up to one year rather than variable-rate loans to further reduce the asset sensitivity so that earnings fluctuations are less susceptible to increases or decreases in interest rates.

Capital Resources
- -----------------

     With operating profits, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 5.71% and 5.61% for the quarter ended March 31, 1995 and 1994, respectively, and its ratio of stockholders' equity to assets which was 5.49% and 5.49% at March 31, 1995 and December 31, 1994, respectively.

     At March 31, 1995, the Bank's regulatory capital and the required minimum amounts under existing regulations and MOU were as follows:

Bank                                                     Required
                                      Regulatory         Minimum
                                       Capital            Amount                Excess
                               %        Amount         %        Amount        %        Amount
                            --------------------    -------------------    --------------------
       Capital
Tier 1 leverage                8.8%      4,772        6.0%      3,244        2.83%      1,528
Tier 1 risk-based             12.9%      4,772        4.0%      1,480        8.90%      3,292
Total risk-based              14.2%      5,244        8.0%      2,959        6.18%      2,285

     Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital which has not yet been finalized. Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future for which the effects are not presently determinable.

     On March 27, 1992, the Bank entered into the terms of a Memorandum of Understanding (the "MOU") with the Federal Deposit Insurance Corporation to take certain corrective actions, which if not performed could result in further regulatory sanctions. The MOU was modified on December 1, 1993. The MOU as modified requires the maintenance of a Tier 1 capital to average quarterly assets ratio of at least 6%; restriction of dividend payments by the Bank to the Company without prior regulatory approval; the establishment and maintenance of certain liquidity guidelines; revised requirements to reduce classified assets; the establishment and maintenance of an allowance for loan losses based on certain minimum guidelines; and restrictions on lending to borrowers with classified loans.

     At March 31, 1995, the Company believes it was in compliance with the requirements as defined in the MOU and its subsidiary, the Bank, meets the minimum Tier 1 capital requirements as defined in the MOU. The Bank's leverage ratio was 8.8%, Tier 1 risk-based ratio was 12.9%, total risk-based ratio was 14.2%, and tangible equity ratio 8.8%, based on leverage capital of $4,772,000, Tier 1 capital of $4,772,000, total risk-based capital of $5,244,000, and tangible capital of $4,772,000, as defined.

                                    8 of 12

                 Management's Discussion and Analysis or Plan
                           of Operation, Continued

     At this time, the financial impact, if any, of regulatory actions that may result from any future noncompliance with the requirements of the MOU cannot be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

     All capital expenditures planned for 1995 should be only for renovation and equipment purchases for the conversion to out-source data processing.

Results of Operations
- ---------------------

     The following highlights some of the more significant fluctuations during the three months ended March 31, 1995 as compared to the comparable period in 1994.

Interest Income
- ---------------

     Total interest income for the three-month period ended March 31, 1995 increased $183,489 or 19.69% from the comparable period in 1994. Decreased volume of average interest-earning assets accounted for ($35,020) of the change, while increased rates on these assets accounted for $218,509 of the overall change.

Interest Expense
- ----------------

     Total interest expense for the three-month period ended March 31, 1995 increased $34,532 or 8.67% from the same period in 1994. Decreased volume of average interest-bearing liabilities accounted for ($28,478), while increased rates accounted for $63,010 of the overall change.

Net Interest Income
- -------------------

     Net interest income for the three-month period ended March 31, 1995 increased $148,957 or 27.93% from the comparable period in 1994. Decreased volume accounted for ($6,542) of the increase, while increased rates accounted for $155,499 of the overall change. Interest margins of 5.62% and 4.16% and rate spread relationship of 4.80% and 3.50% for 1995 and 1994 have increased due in large part to the increase in the rates earned on interest-earning assets in 1995 when compared to the first quarter of 1994.

Asset Quality
- -------------

     The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. There was no provision for loan losses for the three months ended March 31, 1995 and 1994 due to decreases in the loan portfolio in 1995 and 1994 and recoveries of previously charged-off loans. Net charge-offs of loans for the three months ended March 31, 1995 amounted to $3,655 compared to net recoveries of $61,199 for the comparable period in 1994. The following summarizes nonperforming loans and allowance for loan losses data as of March 31, 1995 and December 31, 1994:

                                    9 of 12

                 Management's Discussion and Analysis or Plan
                           of Operation, Continued

                                                                March, 1995  December, 1994
                                                                -----------  --------------
     Nonaccrual loans                                           $   293,993         374,448
     Past-due loans greater than 90 days                                  0           7,433
     Restructured loans                                             510,000         448,000
                                                                -----------     -----------
                Total nonperforming loans                       $   803,993         829,881
                                                                ===========     ===========

     Potential problem loans                                    $   701,580          81,809
                                                                ===========     ===========

     Nonperforming loans/total loans                                   2.38%           2.44%
     Nonperforming loans/allowance for loan losses                    62.90%          64.74%
     Allowance for loan losses/total loans                             3.78%           3.76%

     The decrease in nonaccrual loans is primarily due to management's stepping up its efforts to identify, monitor, and work out problem loans before they become a loss. Many of the nonaccrual loans will result in an increase in other real estate in the second quarter as the foreclosure process is underway. The decrease in the past due loans was the result of the loan officers' collection efforts. Restructured loans increased due to the workout of certain credits.

     Potential problem loans represent loans that are presently performing; however, management has serious doubts concerning the ability of the respective borrowers to meet contractual repayment terms. The potential problem loans increased due to one large credit of over $551,000.

Other Income
- ------------

     Other income decreased $59,843 or 31.76% for the three-month period ended March 31, 1995 from the comparable period in 1994. Decreased service charges as a result of a reduction in deposits, a reduction of overdrafts, and fewer insufficient funds charges accounted for $17,258 of the decrease. The gain in securities in 1994 was the result of management repositioning the portfolio in light of rising rates.

Other Expenses
- --------------

     Other expenses for the three-month period ended March 31, 1995 decreased $97,439 or 13.50% from the comparable period in 1994. Decreased salaries and employee benefits as a result of a reduction in personnel accounted for $63,480 or 19.16% of the decrease.

Net Income
- ----------

     Net income for the three-month period ended March 31, 1995 increased $186,553 from the comparable period in 1994. The increase is the result of an increase in interest income due to increased rates on the loan portfolio and a reduction in other expenses.

                                   10 of 12

PART II.  Other Information
- --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K.
- -------   ---------------------------------

(a)  Exhibits filed in accordance with Item 601 of Regulation S-B.

         10.1 Memorandum of Understanding dated March 27, 1992, incorporated by reference to same exhibit in Registrant's Form 10KSB for period ended December 31, 1992, as filed with the Commission.

         10.2 Revised Memorandum of Understanding dated December 1, 1993, incorporated by reference to same exhibit in Registrant's 10-KSB for the period ended December 31, 1993, as filed with the Commission.

         27     Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 1995.


                                   11 of 12

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      TARA BANKSHARES CORPORATION
                                      (Registrant)


Date:    5/3/95                       /s/ Charles M. Barnes
         ------------------           ---------------------------------------
                                      Charles M. Barnes, President
                                      (Chief Executive Officer)


Date:    5/3/95                       /s/ Allette B. Cheaves
         ------------------           ---------------------------------------
                                      Allette B. Cheaves, Senior Vice President
                                      (Secretary and Treasurer)


Date:    5/3/95                       /s/ Steve T. Warren
         ------------------           ---------------------------------------
                                      Steve T. Warren, Vice President
                                      (Chief Financial and Accounting Officer)


                                   12 of 12