Form 10QSB
period 1995-06-30
TARA BANKSHARES CORP
filed 1995-08-11
CIK 814678

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended .  .  . June 30, 1995

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                  Commission file number .  .  .  .  33-14610

                          TARA BANKSHARES CORPORATION

                GEORGIA                             58-1736696

                         6375 Highway 85, P.O. Box 775

                           Riverdale, Georgia 30274

Issuer's telephone number, including area code:           (770) 996-8272
                                                          --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]

     At August 10, 1995, there were 448,003 shares of the registrant's Common Stock, $10.00 par value, outstanding.

                                     1 of 12

TARA BANKSHARES CORPORATION

AND SUBSIDIARY

FORM 10-QSB

Index

PART  I.  FINANCIAL INFORMATION

                                                       PAGE NO.
                                                       --------
  Item 1. Consolidated balance sheets.................     3
          Consolidated statements of operations.......     4
          Consolidated statements of cash flows.......     5
          Notes to consolidated financial statements..     6

  Item 2. Management's discussion and analysis or
          plan of operation...........................     7

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders.....................................    11

  Item 6. Exhibits and Reports on Form 8-K............    11

Signatures............................................    12

                                     2 of 12

PART I.  FINANCIAL INFORMATION

ITEM 1.            TARA BANKSHARES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1995 and December 31, 1994
                                  (unaudited)
- -------------------------------------------------------------------------------

                                                   1995            1994
                                                -----------     ----------
ASSETS
Cash and due from banks                         $ 2,482,988      1,811,144
Federal funds sold                                2,610,000      2,720,000
Securities available-for-sale, at fair value      9,919,768     10,404,340
Securities held-to-maturity, at
 cost (approximate fair value of $8,726,869
 and $3,060,262, respectively)                    8,689,072      3,183,693

Loans                                            32,246,056     34,075,994
 Less allowance  for loan losses                  1,297,515      1,281,947
                                                -----------     ----------
     Loans, net                                  30,948,541     32,794,047
                                                -----------     ----------

Premises and equipment, net                       2,102,995      2,157,333
Other assets                                        999,876      1,276,569
                                                -----------     ----------
     Total assets                               $57,753,240     54,347,126
                                                ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Demand deposits:
   Noninterest-bearing                          $11,609,898     10,614,675
   Interest-bearing                              11,669,449     13,082,705
 Savings deposits                                 2,665,504      2,749,428
 Certificates of deposit, $100,000 and over       7,460,070      4,704,893
 Certificates of deposit, other                  19,039,559     18,427,579
                                                -----------     ----------
     Total deposits                              52,444,480     49,579,280

 Subordinated convertible debentures              1,500,000      1,500,000
 Other liabilities                                  322,004        281,722
                                                -----------     ----------
     Total liabilities                           54,266,484     51,361,002
                                                -----------     ----------

Stockholders' equity:
 Common stock, $10 par value, authorized
    2,000,000  shares; issued and outstanding
    448,003 shares                                4,480,030      4,480,030
 Additional paid-in capital                       2,663,598      2,663,598
 Accumulated deficit                             (3,404,595)    (3,743,932)
 Net unrealized losses on
  securities available-for-sale                    (252,277)      (413,572)
                                                -----------     ----------

     Total stockholders' equity                   3,486,756      2,986,124
                                                -----------     ----------
     Total liabilities and
      stockholders' equity                      $57,753,240     54,347,126
                                                ===========     ==========

See accompanying notes to consolidated financial statements.

                                     3 of 12

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      SIX MONTHS ENDED         THREE MONTHS ENDED
                                                           JUNE 30                  JUNE 30
                                                    1995           1994          1995      1994
                                                -----------      ---------    ---------   -------
Interest income:
 Loans, including fees                          $ 1,691,921      1,495,130      828,064   774,599
 Federal funds sold                                  75,022         43,972       53,706    22,250
 Interest-bearing deposits in other
   financial institutions                                 -          1,798            -       808
 Securities - taxable                               477,461        377,387      247,455   188,940
                                                -----------      ---------    ---------   -------
      Total interest income                       2,244,404      1,918,287    1,129,225   986,597
                                                -----------      ---------    ---------   -------

Interest expense:
 Deposits                                           854,216        687,478      461,633   331,935
 Federal funds purchased                                482              -            -         -
 Securities sold under agreements
    to repurchase                                         -         24,575            -    12,332
 Subordinated convertible debentures                 81,796         62,259       42,049    31,765
                                                -----------      ---------    ---------   -------
      Total interest expense                        936,494        774,312      503,682   376,032
                                                -----------      ---------    ---------   -------

      Net interest income                         1,307,910      1,143,975      625,543   610,565
                                                -----------      ---------    ---------   -------

Provision for loan losses                                 -              -            -         -
                                                -----------      ---------    ---------   -------
      Net interest income after  provision
         for loan losses                          1,307,910      1,143,975      625,543   610,565
                                                -----------      ---------    ---------   -------

Other Income:
 Service charges on deposit accounts                205,155        264,531       99,915   142,033
 Insurance commissions                                1,858          1,820          341         -
 Net gains  on sales of securities                        -         31,140            -      (182)
 Other operating income                              39,931         56,888       18,133    24,130
                                                -----------      ---------    ---------   -------
      Total other income                            246,944        354,379      118,389   165,981
                                                -----------      ---------    ---------   -------

Other expenses:
 Salaries and employee benefits                     521,426        655,428      253,596   324,118
 Net occupancy                                       94,726         99,740       46,860    52,347
 Furniture and equipment                             79,148         81,676       41,675    32,767
 Other operating expenses                           520,217        575,921      248,887   281,595
                                                -----------      ---------    ---------   -------
      Total other expenses                        1,215,517      1,412,765      591,018   690,827
                                                -----------      ---------    ---------   -------

      Net income                                $   339,337         85,589      152,914    85,719
                                                ===========      =========    =========   =======
Net income per share based on average
 outstanding shares of 448,003 and                    $0.76           0.19         0.34      0.19
                                                ===========      =========    =========   =======
 diluted shares of 698,003                            $0.60           0.21         0.28      0.17

See accompanying notes to consolidated financial statements.

                                     4 of 12

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1995 and 1994
                                  (unaudited)
- -------------------------------------------------------------------------------

                                                    1995           1994
                                                -----------     ----------
Cash flows  from operating activities:
 Net income                                     $   339,337         85,589
 Adjustments to reconcile net
  income to net cash  provided by
  operating activities:
  Depreciation                                       75,813         84,217
  Amortization and (accretion), net                       -          4,116
  Deferred income tax benefit                             -         (1,904)
  Securities transactions, net                            -        (31,140)
  Provision for other real estate losses             55,000        139,500
 Changes in other assets and liabilities:
  Increase in other assets                          (61,307)       (32,700)
  Increase in other liabilities                      40,282        109,500
                                                -----------     ----------
    Total adjustments                               109,788        271,589
                                                -----------     ----------
     Net cash provided by operating activities      449,125        357,178
                                                -----------     ----------
Cash flows from investing activities:
 Purchases of securities available-for-sale               -     (8,737,174)
 Proceeds from sales of securities
  available-for-sale                                      -      8,270,732
 Proceeds from maturities of
  securities available-for-sale                     645,897      2,127,720
 Purchases of securities held-to-maturity        (6,126,563)    (1,801,890)
 Proceeds from maturities of
  securities held-to-maturity                       621,153              -
 Net decrease in loans                            1,785,507        261,076
 Purchases of premises and equipment                (21,475)       (59,335)
 Proceeds from sales of other real estate           343,000        187,659
                                                -----------     ----------
       Net cash provided by (used
        in) investing activities                 (2,752,481)       248,788
                                                -----------     ----------
Cash flows from financing activities:
 Net increase (decrease) in demand
  deposits and savings accounts                    (501,957)       555,199
 Net increase (decrease) in
  certificates of deposit                         3,367,157     (1,897,523)
 Net increase in securities sold
  under agreements to repurchase                          -         10,000
 Proceeds from subordinated
  convertible debentures                                  -          5,388
                                                -----------     ----------
       Net cash used in financing activities      2,865,200     (1,326,936)
                                                -----------     ----------
       Net increase (decrease) in
        cash and cash equivalents                   561,844       (720,970)
Cash and cash equivalents at beginning
 of period                                        4,531,144      5,367,439
                                                -----------     ----------
Cash and cash equivalents at end of period      $ 5,092,988      4,646,469
                                                ===========     ==========
Supplemental disclosures of cash
 paid during the period for:
 Interest, net of amounts capitalized           $   893,059        767,243
                                                ===========     ==========
 Income taxes                                   $         -              -
                                                ===========     ==========
Supplemental information on non
 cash investing activities:
 Unrealized (gains) losses on securities
  available-for-sale                            $   161,295       (326,563)
                                                ===========     ==========
 Other real estate obtained through
  foreclosure                                   $    60,000        115,000
                                                ===========     ==========

See accompanying notes to consolidated financial statements.

                                     5 of 12

                   TARA BANKSHARES CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             June 30, 1995 and 1994
                                  (Unaudited)

(1)  MANAGEMENT'S OPINION

     The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly-owned subsidiary, Tara State Bank ("Bank"). The financial statements for June 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three- and six-month periods then ended have been included.

(2)  ADOPTION OF NEW ACCOUNTING PRINCIPLES

     On January 1, 1995, the Company adopted Statements of Financial Accounting Standard ("SFAS) No.114, "Accounting by Creditors for Impairement of a Loan" and No.118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No.114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                                     6 of 12

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION FOR THE THREE AND SIX-MONTH PERIODS ENDED
                            JUNE 30, 1995 AND 1994
           --------------------------------------------------------

     The following is a discussion of the Company's financial condition at June 30, 1995 compared to December 31, 1994, and the results of its operations for the three- and six-month periods ended June 30, 1995 compared to the three-and six-month periods ended June 30, 1994. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION

     During the first six months of 1995, total assets increased $3,406,114 or 6.27% as compared to amounts at December 31, 1994. The majority of this increase was in securities held-to-maturity. Deposits increased and loan demand decreased causing more securities to be purchased.

     During the first six months of 1995, other assets decreased $276,693 or 21.67% as compared to amounts at December 31, 1994. The majority of this decrease was in other real estate which decreased $338,000 which was offset by an increase in interest earned but not collected on loans and current prepaid items of FDIC Assessment and insurance.

     As of June 30, 1995, deposits increased $2,865,200 or 5.78% as compared to December 31, 1994. Noninterest-bearing deposits increased $995,223 and interest-bearing deposits increased $1,869,977. The increase was due to the planned introduction of image statements and bonus banking and a special rate certificate of deposit. Included in the interest-bearing deposits were certificates of deposit of $100,000 or more totaling $7,460,070.

LIQUIDITY

     Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 43.63% at June 30, 1995. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity as deposits mature. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The following summarizes the interest sensitivity position of the Company at June 30, 1995:

                                                                                           TIME HORIZON
                                                             --------------------------------------------------------------------
                                                             3 MONTHS              12 MONTHS          24 MONTHS         36 MONTHS
                                                             --------              ---------          ---------         ---------
                                                                                       (AMOUNTS IN THOUSANDS)
                                                                                       ----------------------
Interest sensitive assets                                    $25,569                 36,154             42,958            46,087
Interest sensitive liabilities                                19,071                 36,296             38,421            39,143
                                                             -------                 ------             ------            ------

 Assets less liabilities                                     $ 6,498                   (142)             4,537             6,944
                                                             =======                 ======             ======            ======
 Ratio                                                          1.34                   1.00               1.12              1.18
                                                                ====                   ====               ====              ====

                                     7 of 12

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION, CONTINUED

     If interest rates rise, the ratios indicate that profits may be positively impacted. If interest rates were to fall sharply, the ratios indicate that profits may be negatively impacted. Management is monitoring this position and is making more fixed-rate loans for periods up to one year rather than variable-rate loans to further reduce the asset sensitivity so that earnings fluctuations are less susceptible to increases or decreases in interest rates.

CAPITAL RESOURCES

     With operating profits and unrealized losses on investment securities, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 5.77% and 5.60% for the quarters ended June 30, 1995 and 1994, respectively, and its ratio of stockholders' equity to assets which was 6.04% and 5.50% at June 30, 1995 and December 31, 1994, respectively.

     At June 30, 1995, the Bank's regulatory capital and the required minimum amounts under existing regulations and the (as later defined) MOU are as follows:

                                             REQUIRED
                              REGULATORY     MINIMUM
                               CAPITAL       AMOUNT                  EXCESS
                       %       AMOUNT       %      AMOUNT     %      AMOUNT
                     -----    ----------  ----     ------   -----    ------
       CAPITAL
Tier 1 leverage       8.8%     4,967      6.0%     3,394    2.78%    1,573
Tier 1 risk-based    13.9%     4,967      4.0%     1,429    9.90%    3,538
Total risk-based     15.2%     5,424      8.0%     2,859    7.18%    2,565

     Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital which has not yet been finalized. Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future. The effects to the Company for such an increase are not presently determinable.

     On March 27, 1992, the Bank entered into the terms of a Memorandum of Understanding (the "MOU") with the Federal Deposit Insurance Corporation to take certain corrective actions, which if not performed could result in further regulatory sanctions. The MOU was modified on December 1, 1993. The MOU as modified requires the maintenance of a Tier 1 capital to average quarterly assets ratio of at least 6%; restriction of dividend payments by the Bank to the Company without prior regulatory approval; the establishment and maintenance of certain liquidity guidelines; revised requirements to reduce classified assets; the establishment and maintenance of an allowance for loan losses based on certain minimum guidelines; and restrictions on lending to borrowers with classified loans. These actions relate to the review, evaluation, and designation of certain lending, management, and operational functions.

     At June 30, 1995, the Company believes it was in compliance with the requirements as defined in the MOU and its subsidiary, the Bank, meets the minimum Tier 1 capital requirement as defined in the MOU. The Bank's leverage ratio was 8.8%, Tier 1 risk-based ratio was 13.9%, total risk-based ratio was 15.2%, based on leverage capital of $4,967,000, Tier 1 capital of $4,967,000, total risk-based capital of $5,424,000, as defined.

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

     All capital expenditures planned for 1995 should be only for renovation and equipment purchases for the conversion to out source data processing.

RESULTS OF OPERATIONS

     The following highlights some of the more significant fluctuations during the three- and six-month periods ended June 30, 1995 as compared to the comparable period in 1994.

INTEREST INCOME

     Total interest income for the three- and six-month periods ended June 30, 1995 increased $142,628 or 14.46% and $326,117 or 17.00% from the comparable periods in 1994. Decreased volume of average interest-earning assets accounted for $13,446 of the change in interest income in the three-month period and $68,679 in the six-month period, while increased rates on these assets accounted for $156,074 of the change in interest income in the three-month period and $394,796 in the six-month period.

INTEREST EXPENSE

     Total interest expense for the three- and six-month periods ended June 30, 1995 increased $127,650 or 33.95% and $162,182 or 20.95% respectively from the comparable periods in 1995. Decreased volume of average interest-bearing liabilities accounted for $3,730 of the change in interest expense in the three-month period and $47,848 in the six-month period, while increased rates paid on these average interest-bearing liabilities accounted for $131,380 of the change in the three-month period and $190,493 in the six-month period.

NET INTEREST INCOME

     Net interest income for the three and six-month periods ended June 30, 1995 increased $14,978 or 2.45% and $163,935 or 14.33% from the comparable periods in 1994. Decreased volume accounted for $9,716 of the change in net interest income for the three-month period and $20,831 for the six-month period, while increased rates accounted for $24,694 of the change in net interest income for the three-month period and $204,303 for the six-month period. The interest margin of 5.38% and rate spread relationship of 4.50% for 1995 have increased. The change in net interest margin was due in large part to the increase in the interest rates on interest-bearing assets during the first six months of 1995.

ASSET QUALITY

     The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. No provision for loan losses was recorded for the three-and six-month periods ended June 30, 1995 and 1994. No provision was necessary due to decreases in the loan portfolio in 1995 and reduced loan charge offs. Net charge-offs of loans for the three-month and six-month periods ended June 30, 1995 amounted to $3,655 and ($19,225) compared to $144,304 and $205,401 for the comparable periods in 1994.

                                     9 of 12

The following table summarizes nonperforming loans and allowance for loan losses data as of June 30, 1995 and December 31, 1994:

                                      JUNE, 1995    DECEMBER, 1994
                                      ----------    --------------
Nonaccrual loans                      $  706,844       $374,448
 Past-due loans greater than 90 days           -          7,433
 Restructured loans                      726,000        448,000
                                      ----------       --------
   Total nonperforming loans          $1,432,844       $829,881
                                      ==========       ========

 Potential problem loans              $  315,110       $ 81,809
                                      ==========       ========

 Nonperforming loans/total loans            4.44%          2.44%
 Nonperforming loans/allowance
   for loan losses                        110.43%         64.74%
 Allowance for loan losses/total
   loans                                    4.02%          3.76%

     The increase in nonaccrual loans is primarily due to management's continuing efforts to identify, monitor, and work out problem loans before they become a loss. The nonaccrual loans should be restructured in the third quarter. Restructured loans increased due to the workout of certain credits.

     The potential problem loans represent loans that are presently performing; however, management has serious doubts concerning the ability of the respective borrowers to meet contractual repayment terms. The increase in the potential problem loans was a result of one large credit becoming delinquent.

OTHER INCOME

     Other income decreased $47,592 or 28.67% and $107,435 or 30.32% for the three and six-month periods ended June 30, 1995 from the comparable periods in 1994. Service charges as a result of a reduction in deposits, a reduction of overdrafts, and fewer insufficient funds charges accounted for the majority of the change in other income for the three-and six-month periods, respectively, from the comparable periods in 1994. The gain in securities in 1994 was the result of management's repositioning the portfolio in light of rising rates.

OTHER EXPENSES

     Other expenses for the three- and six-month periods ended June 30, 1995 decreased $99,809 or 14.45% and $197,248 or 13.96% from the comparable periods in 1994. Lower salaries and employee benefits as a result of a reduction in personnel accounted for a decrease of $70,522 and $134,002 for the three- and six-month periods.

NET INCOME

     Net income for the three- and six-month periods ended June 30, 1995 increased $67,195 and $253,748 from the comparable periods in 1994. The increase is the result of a decrease in salaries and employee benefits and an increase in net interest income.

                                   10 of 12

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual stockholders' meeting was held on May 17, 1995. Notice of the meeting was mailed on March 31, 1995 to each stockholder of record as of March 31, 1995. A motion was approved to elect eight Board of Directors to serve one-year terms until the annual meeting of shareholders in 1996 consisting of James L. Askew, James W. Babb, Jr., Charles M. Barnes, Jimmy W. Benefield, C. Wallace Carrouth, George E. Glaze, Sanford E. Gruskin, and A. Gene Lee. The motion was approved by 296,488 shares voted by proxy and 22,788 shares voted in person. There were 280 shares voted negative in person. No other matters were voted upon at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits filed in accordance with Item 601 of Regulation S-B.

    10.1 Memorandum of Understanding dated March 27, 1992, incorporated by reference to same exhibit in Registrant's Form 10-KSB for period ended December 31, 1992, as filed with the Commission.

    10.2 Revised Memorandum of Understanding dated December 1, 1993, incorporated by reference to the same exhibit in Registrant's Form 10-KSB for period ended December 31, 1993, as filed with the Commission.

    27   Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 1995.

                                   11 of 12

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TARA BANKSHARES CORPORATION



Date:    8/10/95                       /s/ Chuck M. Barnes
         ----------                    ---------------------------------------
                                       Chuck M. Barnes, President
                                       (Chief Executive Officer)

Date:    8/10/95                       /s/ Steve T. Warren
         ----------                    ---------------------------------------
                                       Steve T. Warren, Senior Vice President
                                       (Chief Financial and Accounting Officer)

                                   12 of 12