Form 10QSB
period 1995-09-30
TARA BANKSHARES CORP
filed 1995-11-17
CIK 814678

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended ........... September 30, 1995

                                        OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


                  Commission file number ...........33-14610


                          TARA BANKSHARES CORPORATION


                       GEORGIA               58-1736696

                         6375 Highway 85, P.O. Box 775

                            Riverdale, Georgia 30274

Issuer's telephone number, including area code:            (770) 996-8272
                                                ------------------------------

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X] NO [ ]

        At November 9, 1995, there were 448,003 shares of the registrant's Common Stock, $10.00 par value, outstanding.

TARA BANKSHARES CORPORATION

AND SUBSIDIARY



FORM 10-QSB



Index



Part  I.  Financial Information

                                                              Page No.
                                                              --------

  Item 1.Consolidated balance sheets...........................  3
         Consolidated statements of income.....................  4
         Consolidated statements of cash flows.................  5
         Notes to consolidated financial statements............  6

  Item 2.Management's discussion and analysis or
               plan of operation...............................  7



Part II. Other Information

  Item 6.Exhibits and Reports on Form 8-K...................... 11

Signatures..................................................... 12

PART I.  Financial Information


ITEM 1.                      TARA BANKSHARES CORPORATION AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS

                                             September 30, 1995 and December 31, 1994
                                                            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        1995                         1994
                                                       ------                       ------
ASSETS
Cash and due from banks                             $  2,043,031                   1,811,144
Federal funds sold                                     3,900,000                   2,720,000
Securities available-for-sale, at fair value           9,660,608                  10,404,340
Securities held-to-maturity, at cost (approximate fair
 value of $9,624,619 and $3,060,262, respectively)     9,577,347                   3,183,693

Loans                                                 32,299,026                  34,075,994
                                                     -----------                  ----------
 Less allowance  for loan  losses                      1,187,717                   1,281,947
                                                     -----------                  ----------
    Loans, net                                        31,111,309                  32,794,047
Premises and equipment, net                            2,081,972                   2,157,333
Other assets                                           1,224,532                   1,276,569
                                                     -----------                  ----------
    Total assets                                   $  59,598,799                  54,347,126
                                                     ===========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Demand deposits:
  Noninterest-bearing                              $  11,662,201                  10,614,675
  Interest-bearing                                    12,964,628                  13,082,705
 Savings deposits                                      2,598,901                   2,749,428
 Certificates of deposit, $100,000 and over            7,730,431                   4,704,893
 Certificates of deposit, other                       19,081,346                  18,427,579
                                                     -----------                  ----------
    Total deposits                                    54,037,507                  49,579,280

 Subordinated convertible debentures                   1,500,000                   1,500,000
 Other liabilities                                       337,550                     281,722
                                                     -----------                  ----------
    Total liabilities                                 55,875,057                  51,361,002
                                                     -----------                  ----------

Stockholders' equity:
 Common stock, $10 par value, authorized 2,000,000
  shares; issued and outstanding 448,003 shares        4,480,030                   4,480,030
 Additional paid-in capital                            2,663,598                   2,663,598
 Accumulated deficit                                  (3,156,385)                 (3,743,932)
 Net unrealized loss on securities available-for-sale   (263,501)                   (413,572)
                                                     -----------                  ----------

    Total stockholders' equity                         3,723,742                   2,986,124
                                                     -----------                  ----------

    Total liabilities and stockholders' equity      $ 59,598,799                  54,347,126
                                                     ===========                  ==========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
[CAPTION]

                                                                Nine months ended                 Three months ended
                                                                   September 30                      September 30
                                                              1995             1994              1995             1994
                                                             ------           ------            ------           ------
Interest income:
 Loans, including fees                                     $ 2,524,652      2,320,556           832,731          825,426
 Federal funds sold                                            112,771         71,346            37,749           27,374
 Interest-bearing deposits in other
  financial institutions                                         -              1,798               -               -
 Investment securities - taxable                               765,854        582,078           288,393          204,691
                                                             ---------      ---------         ---------        ---------
     Total interest income                                   3,403,277      2,975,778         1,158,873        1,057,491
                                                             ---------      ---------         ---------        ---------

Interest expense:
 Deposits                                                    1,344,173      1,030,992           489,957          343,514
 Federal funds purchased                                           482           -                  -               -
 Securities sold under agreements
   to repurchase                                                  -            37,048               -             12,473
 Subordinated convertible debentures                           124,297         98,143            42,501           35,884
                                                             ---------      ---------         ---------        ---------
     Total interest expense                                  1,468,952      1,166,183           532,458          391,871
                                                             ---------      ---------         ---------        ---------

     Net interest income                                     1,934,325      1,809,595           626,415          665,620
                                                             ---------      ---------         ---------        ---------

Provision for loan losses                                          -             -                   -              -
                                                             ---------      ---------         ---------        ---------
     Net interest income after
       provision for loan losses                             1,934,325      1,809,595           626,415          665,620
                                                             ---------      ---------         ---------        ---------

Other Income:
 Service charges on deposit account                            297,570        382,661            92,415          118,130
 Insurance commissions                                           2,529          2,721               671              901
 Gains(losses) on sales of investment
    securities available-for-sale                                  -           17,747                 -          (13,393)
 Other operating income                                         76,618         80,357            36,687           23,469
                                                             ---------      ---------         ---------        ---------
     Total other income                                        376,717        483,486           129,773          129,107
                                                             ---------      ---------         ---------        ---------

Other expenses:
 Salaries and employee benefits                                744,860        949,953           223,434          294,525
 Net occupancy                                                 141,538        154,507            46,812           54,767
 Furniture and equipment                                       110,096        117,320            30,948           35,644
 Other operating expenses                                      727,001        867,117           206,784          291,196
                                                             ---------      ---------         ---------        ---------
     Total other expenses                                    1,723,495      2,088,897           507,978          676,132
                                                             ---------      ---------         ---------        ---------

     Net income                                             $  587,547        204,184           248,210          118,595
                                                             =========      =========         =========        =========
Net income per share based on average
 outstanding shares of 448,003 and                          $     1.31           0.46              0.55             0.26
                                                             =========      =========         =========        =========
 diluted shares of 698,003                                  $     1.02           0.43              0.42             0.22
                                                             =========      =========         =========        =========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1995 and 1994
                                  (unaudited)
-------------------------------------------------------------------------------

                                                                           1995         1994
                                                                       -----------    ----------
Cash flows  from operating  activities:
 Net income                                                            $   587,547       204,184
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                             105,010       121,675
  Amortization and (accretion), net                                             -          1,870
  Net (gains) loss on sale of other real estate                            (19,109)          207
  Gains on sales of investment securitie available-for-sale                     -        (17,747)
  Provision for other real estate losses                                    65,000       169,500
 Changes in other assets and liabilities:
  Increase in other assets                                                (419,963)      (62,935)
  increase in other liabilities                                             55,829        58,847
                                                                         ---------     ---------
    Net cash provided by operating activities                              374,314       475,601
                                                                         ---------     ---------

Cash flows from investing activities:
 Purchases of securities available-for-sale                                     -     (9,479,714)
 Proceeds from sales of securities available-for-sale                           -      9,526,967
 Proceeds from maturities of securities available-for-sale               1,393,833     3,385,725
 Purchases of securities held-to-maturity                               (8,201,380)   (3,239,569)
 Proceeds from maturities of securities held-to-maturity                 1,307,695            -
 Net decrease in loans                                                   1,622,738       208,577
 Purchases of premises and equipment                                       (29,649)      (77,449)
 Proceeds from sales of other real estate                                  486,109       205,998
                                                                         ---------     ---------
    Net cash (used in) provided by investing activities                 (3,420,654)      530,535
                                                                         ---------     ---------
Cash flows from financing activities:
 Net increase in demand deposits and savings accounts                      778,922     1,189,152
 Maturities of certificates of deposit, net of deposits accepted         3,679,305    (2,369,379)
 Net increase in securities sold under agreements to repurchase                 -         10,000
 Proceeds from subordinated convertible debentures                              -          8,041
                                                                         ---------     ---------
    Net cash provided by (used in) financing activities                  4,458,227    (1,162,186)
                                                                         ---------     ---------
    Net increase (decrease) in cash and cash equivalents                 1,411,887      (156,050)
Cash and cash equivalents at beginning of period                         4,531,144     5,367,439
                                                                         ---------     ---------
Cash and cash equivalents at end of period                             $ 5,943,031     5,211,389
                                                                         ---------     ---------
Supplemental disclosures of cash paid during the period for:
 Interest, net of amounts capitalized                                  $ 1,414,083     1,149,952
                                                                         =========     =========
 Income taxes                                                          $        -             -
                                                                         =========     =========
Supplemental information on non cash investing activities:
 Unrealized (gains) losses on securities available-for-sale            $  (150,070)      472,339
                                                                         =========     =========
 Other real estate obtained through foreclosure                        $    60,000       392,000
                                                                         =========     =========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                          September 30, 1995 and 1994
                                  (Unaudited)

(1)  MANAGEMENT'S OPINION
     --------------------

     The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly-owned subsidiary, Tara State Bank ("Bank"). The financial statements for September 30, 1995 and 1994 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three- and nine-month periods then ended have been included.

(2)  MANAGEMENT'S OPINION
     --------------------

     On January 1, 1995, the Company adopted Statements of Financial Accounting Standard ("SFAS") No.114, "Accounting by Creditors for Impairment of a Loan" and No.118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No.114 generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
-------
           OF OPERATION FOR THE THREE- AND NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 1995 and 1994
-------------------------------------------------------------------------------

     The following is a discussion of the Company's financial condition at September 30, 1995 compared to December 31, 1994, and the results of its operations for the three- and nine-month periods ended September 30, 1995 compared to the three- and nine-month periods ended September 30, 1994. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION
-------------------

     During the first nine months of 1995, total assets increased $5,251,673 or 9.66% as compared to amounts at December 31, 1994. The majority of this increase was in federal funds sold and securities. Loans decreased with the payout of several large loans. Deposits increased and loans decreased and, therefore the Company increased its investments and federal funds sold.

     During the first nine months of 1995, other assets decreased $52,037 or 4.08% as compared to amounts at December 31, 1994. The majority of this decrease was in other real estate owned which decreased $472,000 which was offset by an increase in cash value life insurance which increased $300,000 and interest receivable which increased $90,118.

     As of September 30, 1995, deposits increased $4,458,227 or 8.99% as compared to December 31, 1994. Noninterest-bearing deposits increased $1,047,526 and interest-bearing deposits increased $3,140,701. The increase was due to the planned introduction of a new product called "Bonus Banking" and increased marketing efforts. Included in the interest-bearing deposits were certificates of deposit of $100,000 or more totaling $7,730,431.

LIQUIDITY
---------

     Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 43.80% at September 30, 1995. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity as deposits mature. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The following summarizes the interest sensitivity position of the Company at September 30, 1995:

                                                           TIME HORIZON
                                           -----------------------------------------------
                                           3 MONTHS    12 MONTHS    24 MONTHS    36 MONTHS
                                           --------    ---------    ---------    ---------
                                                       (AMOUNTS IN THOUSANDS)
 INTEREST SENSITIVE ASSETS                  $26,041      36,390       45,832       51,761
 INTEREST SENSITIVE LIABILITIES              23,065      37,654       39,803       40,657
                                            -------      ------       ------       ------
 ASSETS LESS LIABILITIES                    $ 2,976      (1,264)       6,029       11,104
                                            =======      ======       ======       ======
 RATIO                                         1.13        0.97         1.15         1.27
                                               ====        ====         ====         ====

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

CAPITAL RESOURCES
-----------------

     With operating profits and unrealized gains on investment securities, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 5.89% and 5.58% for the quarters ended September 30, 1995 and 1994, respectively, and its ratio of stockholders' equity to assets which was 6.25% and 5.49% at September 30, 1995 and December 31, 1994, respectively.

     At September 30, 1995, the Bank's regulatory capital and the required minimum amounts under existing regulations follows:


                                REGULATORY        REQUIRED
                                 CAPITAL          MINIMUM            EXCESS
                           %      AMOUNT      %    AMOUNT     %      AMOUNT
                         ----------------  ---------------  ----------------
    CAPITAL
TIER 1 LEVERAGE           9.0%     5,256    5.5%    3,208    3.51%    2,048
TIER 1 RISK-BASED        14.1%     5,256    4.0%    1,491   10.10%    3,765
TOTAL RISK-BASED         15.4%     5,731    8.0%    2,982    7.37%    2,749

     Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital which has not yet been finalized. Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future. The effects to the Company for such an increase are not presently determinable.

     On March 27, 1992, the Bank entered into the terms of a Memorandum of Understanding (the "MOU") with the Federal Deposit Insurance Corporation to take certain corrective actions, which if not performed could result in further regulatory sanctions. After continued improvement in the Bank's overall performance, the MOU was removed on August 2, 1995.

     All capital expenditures planned for 1995 are only for renovation and equipment purchases.

RESULTS OF OPERATIONS
---------------------

     The following highlights some of the more significant fluctuations during the three- and nine-month periods ended September 30, 1995 as compared to the comparable periods in 1994.

                  MANAGEMENT's DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATION, CONTINUED

INTEREST INCOME
---------------

     Total interest income for the three- and nine-month periods ended September 30, 1995 increased $101,382 or 9.59% for the three-month period and increased $427,499 or 14.37% for the nine-month period from the comparable periods in 1994. Increased volume of average interest-earning assets accounted for $19,252 of the change in interest income in the three-month period and $2,277 in the nine-month period, while increased rates on these assets accounted for $82,130 of the change in interest income in the three-month period and $425,222 in the nine-month period.

INTEREST EXPENSE
----------------

     Total interest expense for the three- and nine-month periods ended September 30, 1995 increased $140,587 or 35.88% and $302,769 or 25.96%, respectively, from the comparable periods in 1994. Increased volume of average interest-bearing liabilities accounted for $8,770 of the change in interest expense in the three-month period and $358,302 in the nine-month period, while increased rates paid on these average interest-bearing liabilities accounted for $131,817 of the change in the three-month period and decreased rates accounted for $55,533 in the nine-month period.

NET INTEREST INCOME
-------------------

     Net interest income for the three- and nine-month periods ended September 30, 1995 decreased $39,205 or 5.89% but increased $124,730 or 6.89% from the comparable periods in 1994. Volume accounted for $10,482 of the change in net interest income for the three-month period and ($356,025) for the nine-month period, while rates accounted for ($49,687) of the change in net interest income for the three-month period and $480,755 for the nine-month period. The interest margin of 5.00% and rate spread relationship of 4.10% for 1995 have increased slightly. The change in net interest margin was due in large part to the increase in the interest rates on interest-bearing assets during the first nine months of 1995.

ASSET QUALITY
-------------

        The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. No provision for loan losses was recorded for the three- and nine-month periods ended September 30, 1995 and 1994. No provision was necessary due to decreases in the loan portfolio in 1995 and reduced loan charge-offs. Net charge-offs of loans for the three-month and nine-month periods ended September 30, 1995 amounted to $109,799 and $94,230 compared to $29,435 and $234,837 for the comparable periods in 1994.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATION, CONTINUED

     The following table summarizes nonperforming loans and allowance for loan losses data as of September 30, 1995 and December 31, 1994:

                             NON-PERFORMING LOANS
                             --------------------

                                               SEPTEMBER, 1995   DECEMBER, 1994
                                               ---------------   -------------
 NONACCRUAL LOANS                                $  668,000          374,448
 PAST-DUE LOANS GREATER THAN 90 DAYS                     -             7,433
 RESTRUCTURED LOANS                                 588,000          448,000
                                                 ----------       ----------
     TOTAL NONPERFORMING LOANS                   $1,256,000          829,881
                                                 ==========       ==========
 POTENTIAL PROBLEM LOANS                         $  263,000           81,809
                                                 ==========       ==========

                           ALLOWANCE FOR LOAN LOSSES
                           -------------------------

 BALANCE, DECEMBER 31, 1994                                       $1,281,947
  CHARGEOFFS                                                        (400,300)
  RECOVERIES                                                         306,070
  PROVISION FOR LOAN LOSSES                                              -
                                                                  ----------
  BALANCE, SEPTEMBER 30, 1995                                     $1,187,717
                                                                  ==========

                                    RATIOS
                                    ------

 NONPERFORMING LOANS/TOTAL LOANS                       3.89%            2.44%
 NONPERFORMING LOANS/ALLOWANCE FOR LOAN LOSSES       105.75%           64.74%
 ALLOWANCE FOR LOAN LOSSES/TOTAL LOANS                 3.68%            3.76%

     The increase in nonaccrual loans is primarily due to management's continuing efforts to identify, monitor, and work out problem loans before they become a loss. The nonaccrual loans should be restructured in the fourth quarter. Restructured loans increased due to the workout of certain credits.

     The potential problem loans represent loans that are presently performing; however, management has serious doubts concerning the ability of the respective borrowers to meet contractual repayment terms. The increase in the potential problem loans was a result of one large credit becoming delinquent.

OTHER INCOME
------------

     Other income increased $666 or .52% but decreased $106,769 or 22.08% for the three- and nine-month periods ended September 30, 1995 from the comparable periods in 1994. Service charges as a result of a reduction of overdrafts, and fewer insufficient funds charges accounted for the majority of the change in other income for the three- and nine-month periods, respectively, from the comparable periods in 1994. Insurance commissions decreased $230 and $192 for the three- and nine-month periods, respectively, from the same periods in 1994. The gain in securities in 1994 was the result of management's repositioning the portfolio in light of rising rates.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATION, CONTINUED

OTHER EXPENSES
--------------

Other expenses for the three- and nine-month periods ended September 30, 1995 decreased $168,154 or 24.87% and $365,402 or 17.49% from the comparable periods in 1994. Lower salaries and employee benefits as a result of a reduction in personnel accounted for a decrease of $71,091 and $205,093 for the three- and nine-month periods.


NET INCOME
----------

Net income for the three- and nine-month periods ended September 30, 1995 increased $129,615 and $383,363 from the comparable periods in The 1994. increase is the result of an increase in the net interest income and a reduction in overhead.


RETURN ON EQUITY AND ASSETS
---------------------------

     The following table presents the return on equity and assets as of September 30, 1995:

         Return on assets                1.03%
         Return on equity               17.51%
         Dividend payout ratio             -
         Equity to assets ratio          5.89%

PART II.    OTHER INFORMATION
--------    -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
-------     ---------------------------------

(a) Exhibits filed in accordance with Item 601 of Regulation S-B.

         27.   Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 1995.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .



                                       TARA BANKSHARES CORPORATION




Date:      11/09/95                     /s/ Chuck M. Barnes
     ---------------------------     -------------------------------------
                                       Charles M. Barnes, President
                                       (Chief Executive Officer)

Date:      11/09/95                     /s/ Steve T. Warren
     ---------------------------     -------------------------------------
                                       Steve T. Warren, Senior Vice President
                                       (Chief Financial and Accounting Officer)