Form 10KSB
period 1995-12-31
TARA BANKSHARES CORP
filed 1996-03-25
CIK 814678

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1995

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________
                    Commission File Number . . . . 33-14610
                                                   --------

                          TARA BANKSHARES CORPORATION
                        (Name of Small Business Issuer)

                        Georgia                     58-1736696
                        -------                     ----------
              (State of incorporation)           (I.R.S. Employer
                                                 identification No.)

                         6375 Highway 85, P.O. Box 775
                           Riverdale, Georgia 30274
                           ------------------------
                   (Address of Principal Executive Offices)

         Issuer telephone number, including area code:  (770) 996-8272
                                                        --------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     NONE
                                     ----

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     NONE
                                     ----

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No _____
                                 -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

This issuer's revenues for its most recent fiscal year were $5,053,409.

The aggregate market value of voting stock of the registrant, held by persons other than directors or executive officers, was $3,560,810 as of February 1, 1996, based on a per share price of $10.00 as of February 28, 1996, the date of the last sale of stock of which management is aware. The basis of this calculation does not constitute a determination by the registrant that all its directors and executive officers are affiliates as defined in Rule 405.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:

At March 15, 1996, there were 448,003 shares of the registrant's Common Stock, $10.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II, and III of this report and portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                    PART I
                                    ------

ITEM 1.   DESCRIPTION OF BUSINESS.
---------------------------------

                     BUSINESS OF THE COMPANY AND THE BANK
                     ------------------------------------

     TARA BANKSHARES CORPORATION (the "Company") is a Georgia bank holding company which provides through a single commercial bank subsidiary, TARA STATE BANK (the "Bank"), banking services to individuals and businesses in the southern half of metropolitan Atlanta, Georgia. The Company's executive office is located at 6375 Highway 85, Riverdale, Georgia 30274, and its telephone number is (770) 996-8272.

     The Company was incorporated as a Georgia business corporation in 1987. Through a reorganization on September 30, 1987, the Company acquired all of the issued and outstanding common stock of the Bank in exchange for 280,000 shares of the Company's common stock. In order to finance future expansion, the Company commenced a stock offering on December 18, 1989. The offering was completed on June 18, 1990, and the Company received net proceeds totalling $3,943,628 from the sale of 168,003 shares. From the net proceeds of the stock offering, the Company repaid a $2,000,000 note payable, in 1990.

     Because of its ownership of all of the issued and outstanding shares of the common stock of the Bank, the Company is a "bank holding company" as that term is defined under federal law in the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and under the bank holding company laws of the State of Georgia (the "Georgia Bank Holding Company Act"). As a bank holding company, the Company is subject to the applicable provisions of the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act as well as to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the State of Georgia Department of Banking and Finance (the "Georgia Department").

     The Company's primary business as a bank holding company is to manage the business and affairs of its banking subsidiary. The Bank provides substantially a full range of banking services to its customers. The Bank is organized under the banking laws of the State of Georgia. It was formed in 1983 and opened for business in March 1984. The Bank is not a member of the Federal Reserve System and uses The Bankers Bank as its primary correspondent bank.


                                  MARKET AREA
                                  -----------

     The Bank's main office is located at 6375 Highway 85, Riverdale, Clayton County, Georgia 30274, approximately four miles south of that road's intersection with Interstate 75, a primary north-south arterial expressway of Atlanta, and the same distance from Hartsfield Atlanta International Airport.
In June 1986, the Bank opened its first full-service branch office at 223 North Main Street, Jonesboro, Clayton County, Georgia 30236, approximately five miles southeast of the Riverdale headquarters. The Bank considers its primary market area to be Clayton County in the southern half of metropolitan Atlanta, Georgia, although the Bank maintains significant banking and lending relations with customers in adjoining counties and the City of Atlanta. There is substantial residential and commercial development in Clayton County and south suburban Atlanta.


                                  COMPETITION
                                  -----------

     Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, eliminated many traditional distinctions between commercial banks, thrift institutions, and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

     Multistate and Atlanta-based commercial banks have many branches within the Bank's primary market area. Moreover, the Bank encounters significant competition in the immediate vicinity of its offices. Within three miles of the Bank's Riverdale headquarters are branches of five of Georgia's seven largest banks. Within three miles of the Bank's Jonesboro, Georgia branch are branches of five of Georgia's seven largest banks. Each of these institutions has significantly greater resources, higher lending limits (by virtue of their greater capitalization), and a greater variety of banking services to offer than does the Bank.

     In the Bank's primary market area, there are other independent suburban institutions such as Southern Crescent Bank and Clayton County Federal Savings and Loan. These institutions are being marketed as locally owned and headquartered institutions providing personalized service not generally available from larger banks. Delta Airlines, servicing nearby Hartsfield Atlanta International Airport, sponsors a sizable credit union for its employees and other persons and offers interest rates on deposits higher than the Bank typically can offer. The Bank also competes with savings and loan associations, credit unions, money market funds, and other financial institutions which provide services similar to those provided by the Bank and which may have competitive advantages as a result of being subject to different, and possibly less stringent, regulatory requirements.

     To compete with other financial institutions in its primary market area, the Bank relies principally on personal contacts by its officers and directors and on local advertising and promotional activities. The Bank offers many of the financial services offered by its larger competitors but has not sought authority from the Georgia Department to perform personal or corporate trust services.


                              LENDING ACTIVITIES
                              ------------------

     The Bank makes secured and unsecured commercial loans, principally to smaller business enterprises, and extends consumer and commercial installment loans to existing customers. The Bank also lends to a limited number of south suburban Atlanta residential real estate contractors and developers. The Bank makes loans outside Georgia only occasionally.

     The Bank's commercial lending includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as occasional letters of credit. Commercial borrowers typically secure their loans with assets of the business as well as personal guaranties of their principals, often secured by second mortgages on their residences. The Bank's commercial loans are generally in principal amounts between $10,000 and $100,000 and have variable rates of interest; a fixed interest rate is available for loans of less than 12 months maturity. The Bank has made a significant amount of commercial loans which are classified as real estate loans because their security is improved commercial property, the purchase or improvement of which is often financed therefrom. Such loans are for a term of years, although rarely more than 10 years, over which period the principal thereof is amortized. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, and changes in interest rates.

     The Bank provides commercial and consumer installment loans to its customers. Such loans are typically of multiple-year duration, are secured by the property financed thereby, and, if not variable rate, bear interest at a rate tied to the Bank's cost of funds of equivalent maturity. Commercial installment loans typically finance commercial equipment, while consumer installment loans are typically for automobiles or home improvements. Consumer installment loans have decreased in frequency as the Bank's customers establish and then use lines of credit secured by their residences, and presently constitute only one-third of the Bank's installment loans. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn, and customer financial problems.

     The Bank has a number of lines of credit secured by second mortgages on residences. Changes in Federal income tax laws concerning the deductibility of interest have encouraged home owners to borrow through secured credit lines rather than by installment loans. Such lines are typically used by customers to finance automobiles, home improvements and other significant capital expenditures such as the financing of commercial endeavors. The Bank occasionally makes residential mortgage loans to its customers and others who are referred to the Bank by real estate agents. The Bank does not act as an originating agent for residential mortgages for other institutions but occasionally refers persons to another institution. The Bank does not make mortgage loans for resale in secondary markets or to other institutions. Risks involved with residential mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of banking protection laws, interest rate fluctuations, and financial deterioration of the borrower.

     The Bank lends to several developers and general contractors in the south suburban Atlanta residential real estate market, as well as occasionally to individuals needing construction or permanent financing. Construction loans generally have maturities of six months but are usually renewable for a second six months and have a variable rate of interest. Construction loans are secured by a security deed on the building lot and the house under construction, with repayment due upon the completion of the house and, if built by a contractor, its sale. The Bank also occasionally makes land development loans to certain developers for the infrastructure of new residential subdivisions before those developers or other contractors begin construction of individual residences. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

     The Bank's Board of Directors establishes and periodically reviews the Bank's lending policies and procedures. State banking regulations provide that no secured loan relationship may exceed 25% of the Bank's total capital and no unsecured loan relationship may exceed 15% of the Bank's total capital. The Bank sells participation interests in loans to other lenders when a loan exceeds the Bank's legal lending limits or in other cases, typically the secured portion of a Small Business Administration ("SBA") guaranteed loan, when the Bank deems sale appropriate. Risks associated with SBA loans include, but are not limited to, credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates, and operational risks, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

     As noted above, the Bank does a relatively modest amount of development and construction lending and originates few mortgages for its or others' portfolios. Consequently, the Bank earns its primary fee income from commercial lending activities. The Bank also receives fees upon the sale of participation interests in loans.

                                   DEPOSITS
                                   --------

     Checking, savings and money market accounts and other time accounts are the primary sources of the Bank's funds for loans and investments. The Bank obtains most of its deposits from individuals and from businesses in its market area.
On December 31, 1995, the Bank had a total of approximately 5,887 deposit accounts consisting of 1,768 demand deposit accounts, 1,802 interest-bearing NOW and savings accounts, 313 money market accounts, and 2,004 time accounts. At that date, certificates of deposit of at least $100,000 represented approximately 11.02% of total deposits, virtually none of which were held by customers outside the Atlanta Area.

     The Bank has not had to attract new or retain old deposits by paying depositors rates of interest on certificates of deposit and money market accounts significantly above rates paid by large Atlanta banks. In the future, increasing competition among suburban Atlanta independent banks may cause the Bank's interest margins to shrink. The Bank has never accepted deposits for which a broker's commission was paid.


                             INVESTMENT ACTIVITIES
                             ---------------------

     After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short term loan from the Bank to another bank. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration. Traditionally, losses associated with the investment portfolio have been minimal.


                          ASSET/LIABILITY MANAGEMENT
                          --------------------------

     It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a bi-monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Interest Rate Sensitivity."

                                   EMPLOYEES
                                   ---------

     As of December 31, 1995, the Bank employed 30 full-time employees, including 5 employees at its Jonesboro branch and 8 employees in its operation department. The Company has no employees separate from the Bank. The Bank considers its relationship with its employees to be good.


                          SUPERVISION AND REGULATION
                          --------------------------

     Bank holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

                        Bank Holding Company Regulation
                        -------------------------------

     The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such acts by the Federal Reserve and by the Georgia Department, respectively.

     As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

     The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisitions of any additional banks would also require prior approval from the Georgia Department.

     On September 29, 1994, the President of the United States signed the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act"). The Interstate Branching Act amends Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, subject to certain deposit - percentage, aging requirements and other restrictions. In addition, the Interstate Branching Act provides that any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997. By adopting legislation prior to that date, a state has the authority either to "opt in" and evaluate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Branching Act, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995, which provides that (1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

     Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

     In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

     The Company is also subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in the connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading. Pursuant to the 1934 Act, the Company files annual, quarterly and current reports with the Securities and Exchange Commission.

                                Bank Regulation
                                ---------------


     The Bank operates as a bank organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of the Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

     The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     Under Georgia law, a bank must obtain the approval of the Georgia Department before cash dividends may be paid if (1) the total classified assets at the most recent examination of such bank exceeded 80% of the equity capital,
(2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year or (3) the ratio of equity capital to adjusted assets is less than 6%.

     The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low-and moderate-income neighborhoods.

                             Capital Requirements
                             --------------------

General
-------

     Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

     At December 31, 1995, the Bank had a Tier 1 leverage ratio of 8.62%, a Tier 1 risk-based ratio of 14.21%, and a Total risk-based ratio of 15.48%.


Prompt Corrective Action
------------------------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

     Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

=====================================================================================================
                                                  RISK-BASED      TIER 1 RISK-
     CAPITAL CATEGORY           TIER 1 CAPITAL      CAPITAL       BASED CAPITAL          OTHER
-----------------------------------------------------------------------------------------------------
  Well Capitalized              5% or more       10% or more     6% or more         Not subject to
                                                                                    a capital
                                                                                    directive
-----------------------------------------------------------------------------------------------------
  Adequately Capitalized        4% or more       8% or more      4% or more               ---
-----------------------------------------------------------------------------------------------------
  Undercapitalized              less than 4%     less than 8%    less than 4%             ---
-----------------------------------------------------------------------------------------------------
  Significantly                 less than 3%     less than 6%    less than 3%             ---
  Undercapitalized
-----------------------------------------------------------------------------------------------------
  Critically                    2% or less           ---             ---                  ---
  Undercapitalized              tangible equity
=====================================================================================================

     The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

     The down-grading of an institution's category is automatic in two situations: (1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

     All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

     At December 31, 1995, the Company and the Bank had the requisite capital levels to qualify as well-capitalized.

     The FDIC has adopted or currently proposes to adopt other rules pursuant to the FDIC Act that include: (1) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) revision to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks proposed by

"non-traditional activities"; (3) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (4) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (5) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institutions; (6) rules mandating enhanced financial reporting and audit requirements; and (7) rules restricting the ability of a state bank, or a subsidiary thereof, to engage as principal in activities not permissible for a national bank or make any investment not permissible for a national bank.


                          FDIC Insurance Assessments
                          --------------------------

     In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had used for the 1993 calendar year, assigns an institution to one of three capital categories: (1) well-capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will now pay assessments ranging from 4 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest, were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached, as well as for the quarterly payment made on September 30, 1995, assuming that the designated reserve ratio was achieved prior to June 30, 1995. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. More recently, on November 14, 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

     On July 28, 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, certain features of which were subsequently agreed upon by members of the Banking Committees of the U.S. House of Representatives and the Senate on November 7, 1995 in negotiations to reconcile differences in bills on the issue that had been introduced or partially adopted by each body. Under the agreement, all SAIF-member institutions would pay a special assessment to the SAIF of approximately 80 basis points, the amount that would enable the SAIF to attain its designated reserve of 1.25%. The special assessment would be payable on January 1, 1996, based on the amount of deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-assessed deposits would receive a 20% reduction in the assessment rate and would pay a one-time assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF- and SAIF-insured institutions, with BIF members paying approximately 75% of the interest on such obligations. The committee members further agreed that the BIF and SAIF should be merged on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. At this time, the Company is not able to predict if the recapitalization will take place, the timing or exact amount of any SAIF special assessment that might be required. As of December 31, 1995, the Bank held no SAIF-assessed deposits.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.


                                      CRA
                                      ---

     On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institutions's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community grounds with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

                                 Fair Lending
                                 ------------

     Congress and various Federal agencies (including, in addition to the bank regulator agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exits, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.


                              Future Requirements
                              -------------------

     Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nations's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

                                Monetary Policy
                                ---------------

     The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.


ITEM 2.   PROPERTIES.
-------   -----------

     The Company's corporate office and the Bank's main office are located at 6375 Highway 85, Riverdale, Georgia 30274. The Bank's branch office is located at 223 North Main Street, Jonesboro, Georgia.

     The Bank's main office is a three-story building constructed in 1983-84 containing approximately 13,500 square feet and located on approximately 1.576 acres owned by the Bank. In August 1988, finish-out construction of the third floor interior was completed to provide additional office space. The Bank uses all three floors of the building. The first floor contains the loan administration and bookkeeping departments. On the second floor, there are seven inside teller and three drive-up teller windows along with the new account and customer service representatives and five loan offices. The third floor is devoted to Administration, Auditing and Commercial Lending.

     In June 1989, the Bank purchased a .459 acre tract immediately behind its headquarters office, on which a 4,100 square foot, one-story office building had been constructed in 1986. During March 1990, the Bank's bookkeeping and operation departments were transferred to the facility. As of April 1995, the Bank's bookkeeping and operation departments were transferred back to the Bank's main office, and this building is currently being marketed for sale.

     The Bank's Jonesboro, Georgia branch office is a modern one-story building constructed in 1985-86 containing approximately 4,400 square feet located on approximately .886 acres owned by the Bank.

     The Bank's headquarters has enough space to handle expansion without material capital commitments in the next several years.

     Other than normal real estate and commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interest in persons primarily engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS.
-------   ------------------

     There are no material pending proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

     The Bank, as a lending institution, is from time to time a party plaintiff in routine collection cases. The Bank acts as a depository of funds, some of which are titled in more than one name, and therefore the Bank may be named as a defendant from time to time in lawsuits involving disputes as to ownership of funds in particular accounts. All such litigation is incidental to the Bank's business and, based on consultation with external legal counsel, management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Bank.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------

     The Company's common stock, $10 par value, is not traded on an established trading market, and there is only very limited trading. The following table sets forth high and low bid information for the common stock for each of the quarters in which trading has occurred since January 1, 1994. The prices set forth below have been volunteered by shareholders and reflect only information that has come to management's attention.

                                               Sales Price
                                   ------------------------------------
     Calendar Period               High                          Low
     ---------------               ----                          ---
     1995
     ----
     First quarter                 $15.15                        $ 9.37
     Second quarter                $10.50                        $10.00
     Third Quarter                 $10.00                        $10.00
     Fourth Quarter                $10.00                        $10.00

     1994
     ----

     First quarter                 $10.77                        $10.77
     Second quarter                $12.00                        $10.00
     Third Quarter                 $ 9.00                        $ 9.00
     Fourth Quarter                $15.15                        $ 9.00

     Management of the Company believes that all of the above sales, involving 41 sellers, were between individuals or entities who had differing reasons and degrees of motivation for their purchases and sales. Further, there may have been sales between individuals who have not presented the shares for transfer on the Company's transfer books. As of February 1, 1996, there were approximately 402 holders of record of the Company's common stock.

     Because the Company's sole source of funds is dividends from the Bank, regulatory limitations governing the amount of dividends payable by the Bank to the Company directly limit the dividends which the Company can pay to its shareholders. Bank regulatory agencies limit the amount of dividends that a subsidiary bank may pay to the parent company without prior regulatory approval. At December 31, 1995, total stockholder's equity of the Bank aggregated $4,878,155, and the total net income was $923,000, one-half of which (approximately $466,000) was not restricted from transfer to the Company as dividends under the foregoing regulatory limitations, the Memorandum of Understanding, which was terminated as of August 9, 1995, and the Resolution, which was terminated as of August 9, 1995, as discussed in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Having obtained the necessary approval of its regulators, the Bank paid, on October 30, 1995 to shareholders of record as of September 15, 1995, a cash dividend of $0.485 per share for a total of $135,800. On December 15, 1995, the Bank's board of directors adopted a resolution approving a dividend of $0.485 per share for a total of $135,800 which was paid on December 20, 1995 to shareholders of record as of December 14, 1995. This dividend did not require the approval of the Bank's regulators.


ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS.
-------   ------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operation is incorporated herein by reference to pages 30-48 of the Company's Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 7.   FINANCIAL STATEMENTS.
-------   ---------------------

     The Company's consolidated financial statements are included in pages 1-29 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, and are incorporated herein by reference.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     None.

                                   PART III
                                   --------


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
-------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

                                   Directors
                                   ---------

     The following information regarding each director of the Company, sets forth (l) the person's name, (2) his or her age at December 31, 1995, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company and the Bank (other than as a director) and his or her other business experience for the past five years.

     Charles M. Barnes, age 49, has served as President and as a director of the Bank since March 1, 1993. Before joining the Bank, Mr. Barnes served in various executive positions, with First Georgia Bank in East Point from 1990 to March 1993, and with First National Bank of Cobb County/Barnett from 1982 to 1990.

     Mr. James W. Babb, Jr., age 50, has been the owner of Babb & Associates, an accounting firm in Riverdale, Georgia, since 1976. He has served as a director of the Company and the Bank since their inception.

     Mr. Don A. Barnette, age 40, has been the owner of Market Grocery Company, a Clayton County-based secondary supplier of wholesale grocery items to restaurants and convenience stores, since 1987. Prior to 1987, he owned and operated several convenience stores in Conyers and Covington. Mr. Barnette is also the President of the Georgia Food Industry Association. He has served as a director of the Bank since 1995.

     Mr. Jimmy W. Benefield, age 54, had been regional property tax manager for Amoco Oil Company and had been with that company since 1968. He retired from Amoco Oil Company in 1994. Since that time, Mr. Benefield has operated his own consulting business, and one of his clients is Amoco Oil Company. He has also represented Clayton County and a portion of Fayette County in the Georgia House of Representatives since 1977. He has served as a director of the Company and the Bank since their inception.

     Mr. C. Wallace Carrouth, age 67, a retired contractor, was President of C.
W. Carrouth Construction Company, Inc., a Clayton County-based general contracting firm, or its predecessor, from 1948 to 1992. He has served as a director of the Company and the Bank since their inception.

     Mr. George E. Glaze, age 66, has been a partner in the law firm of Glaze, Glaze & Fincher of Jonesboro, Georgia since 1964 and has practiced law in Clayton County for the past 31 years. He has served as a director of the Company and the Bank since their inception.

     Dr. Sanford E. Gruskin, age 53, an oral surgeon and President of Drs. Gruskin and Lucas, P.C., has practiced in Clayton County since 1971. He has served as a director of the Company and the Bank since their inception.

     Mr. A. Gene Lee, age 60, has been a co-owner of Lee Tire Company of Riverdale, Georgia since 1959. He has served as a director of the Company and the Bank since their inception.

                                   Officers
                                   --------

     The following table shows for each officer of the Company (1) the person's name, (2) his or her age at December 31, 1995, (3) the year he or she was first elected as an officer of the Company, and (4) his or her present positions with the Company and the Bank and his or her other business experience for the past five years.


     Name                  Age      First         Position with Company;
     ----                  ---
                                    Year          Business Experience
                                                  -------------------
                                    Elected
                                    -------
     Charles M. Barnes     49       1993          President and Chief Executive
                                                  Officer of the Company;
                                                  President and Chief Executive
                                                  Officer of the Bank; various
                                                  executive positions with First
                                                  Georgia Bank in East Point
                                                  from 1990 to March 1993, and
                                                  with First National Bank of
                                                  Cobb County/Barnett from 1982
                                                  to 1990

     Allette B. Cheaves    53       1987          Secretary and Treasurer of the
                                                  Company; Senior Vice President
                                                  and Secretary of the Bank;
                                                  served as Chief Executive
                                                  Officer of the Bank from June
                                                  18, 1992 through February 28,
                                                  1993

     Steve T. Warren       50       1992          Senior Vice President and
                                                  Chief Financial Officer of the
                                                  Company; Senior Vice President
                                                  and Chief Financial Officer of
                                                  the Bank; Secretary of the
                                                  Bank from June 18, 1992
                                                  through February 28, 1993

ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------

     Executive Compensation is incorporated herein by reference to pages 3-5 of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 15, 1996.

ITEM 11.  SECURITY - OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  -----------------------------------------------------------------

                            PRINCIPAL SHAREHOLDERS
                            ----------------------

     As of February 1, 1996, the Company had 402 shareholders. The following table sets forth certain information regarding the shares owned, as of February 1, 1996, (1) by each person who beneficially owns more than 5% of the shares,
(2) by each of the Company's directors, and (3) by all of the Company's directors and executive officers as a group. The Company has authorized and has outstanding only one class of common stock. None of the Company's preferred stock has been issued.

                                                         Number of     Adjusted
                                  Number     Percent  Shares Subject    Percent
Name of                             of         of      to Conversion      of
Beneficial Owner (1)            Shares (2)    Class     Rights (3)     Class (4)
--------------------            ----------    -----     ----------     ---------
Mr. B. Alton Barnette (5)        69,403       15.49     199,167            39.04
Charles M. Barnes                     0           0       1,483 (6)         0.33
James L. Askew (7)               35,223        7.86      16,667            11.17
James W. Babb, Jr. (8)              280        0.06           0              .06
Jimmy W. Benefield (9)            3,500        0.78           0              .78
C. W. Carrouth (10)               9,074        2.03           0             2.03
George E. Glaze (11)             12,080        2.70       8,333             4.47
Sanford E. Gruskin (12)          13,654        3.05       9,167 (13)        5.18
A. Gene Lee (14)                  7,000        1.56       1,666 (15)        1.56
All directors and executive
officers as a group
(10 persons) (16)                91,922 (17)  20.52      41,166 (18)       30.38

_____________________

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished to the Company by the named persons. Information relating to beneficial ownership of the shares is based upon "beneficial ownership" concepts set forth in rules promulgated under the Securities Act of 1934, as amended. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Excludes shares deemed to be beneficially owned through the right to exercise conversion rights, warrants or options within 60 days of the record date.

(3) In order to raise capital for the Bank, the Company issued its Series A Floating Rate Convertible Subordinated Debentures (the "Debentures"). Holders of the Debentures may convert all or any principal portion of the Debentures into shares of the Company's common stock, at a conversion price equal to $6.00 per share, at any time before the close of business on July 1, 2000 (i.e., the maturity date of the Debentures).

(4) Adjusted to reflect shares beneficially owned and shares deemed to be beneficially owned through the right to exercise conversion rights under the Debentures, warrants or stock options within 60 days of the record date.

(5) Consists of (a) 68,895 shares owned directly by Mr. Barnette; and (b) 508 shares held jointly with spouse and grandson. Mr Barnette's address is:
     3003 S. Atlantic Avenue, Unit 14 C6, Daytona Beach Shores, Florida 32218.

(6) Consists of Debentures convertible into 1,433 shares of the Company's common stock at $6.00 per share. These shares represent Mr. Barnes' investment participation in the Debentures convertible into 8,333 shares owned by Wheel Enterprises, referred to in footnote (18) below. Mr. Barnes' address is: 308 Hillpine Drive, Woodstock, Georgia 30189.

(7) Consists of (a) 34,523 shares owned directly by Dr. Askew; and (b) 700 shares held by Dr. Askew as custodian for his daughter, as to which shares Dr. Askew disclaims beneficial ownership. Dr. Askew's address is: 8312 Carlton Road, Riverdale, Georgia 30274.

(8)  Consists of 280 shares owned directly by Mr. Babb.  Mr. Babb's address is:
     135 Merlin Court, Fayetteville, Georgia 30214.

(9) Consists of 3,500 shares owned directly by Mr. Benefield. Mr. Benefield's address is: 6656 Morning Dove Place, Jonesboro, Georgia 30236.

(10) Consists of 9,074 shares owned directly by Mr. Carrouth. Mr. Carrouth's address is: 5749 Ash Street, Forest Park, Georgia 30223.

(11) Consists of (a) 6,934 shares owned directly by Mr. Glaze; and (b) 5,146 shares held in his self-directed IRA. Mr. Glaze's address is: 120 North McDonough Street, Jonesboro. Georgia 30236.

(12) Consists of (a) 7,966 shares owned directly by Dr. Gruskin; and (b) 5,688 shares held by a profit sharing plan and a pension plan of which Dr. Gruskin is trustee. Dr. Gruskin's address is: 3050 Margaret Mitchell Drive, N.W. #36, Atlanta, Georgia 30327.

(13) Debentures convertible into 9,167 shares of the Company's Common Stock at $6.00 per share held by a profit sharing plan for Drs. Gruskin and Lucas, P.C., of which Dr. Gruskin is the president.

(14) Consists of (a) 5,536 shares owned directly by Mr. Lee; (b) 964 shares held in his self-directed IRA; and (c) 500 shares held by Mr. Lee's spouse either directly or in her self-directed IRA, as to which Mr. Lee disclaims beneficial ownership. Mr. Lee's address is: 5337 Hillside Drive, Forest Park, Georgia 30050.

(15) Debentures convertible into 1,666 shares of the Company's common stock at $6.00 per share, held in Mr. Lee's self-directed IRA.

(16) B. Alton Barnette is neither a director nor an executive officer of the Company. Accordingly, his shares and his shares subject to conversion rights are not included in these totals.

(17) Includes (a) 2,674 shares owned directly by two of the executive officers of the Bank; (b) 2,978 shares held for such officers in the Bank's 401(k) Profit Sharing Plan; (c) 1,450 held by such officers in their self-directed IRA's; (d) 336 shares held by such officers jointly with their spouses; (e) 2,773 shares held by their spouses, as to which shares such officers disclaim beneficial ownership; and (f) 900 shares held by such officers as custodian for their respective children, as to which shares such officers disclaim beneficial ownership.

(18) Consists of (a) Debentures convertible into 16,667 shares of the Company's common stock at $6.00 per share owned directly by Dr. Askew; (b) Debentures convertible into 8,333 shares of the Company's common stock at $6.00 per share held in Mr. Glaze's self-directed IRA; (c) Debentures convertible into 9,167 shares of the Company's common stock at $6.00 per share held by a profit sharing plan for Drs. Gruskin and Lucas, P.C., of which Dr. Gruskin is the president; (d) Debentures convertible into 1,666 shares of the Company's common stock at $6.00 per share held in Mr. Lee's self-directed IRA; and (e) Debentures convertible into 8,333 shares of the Company's common stock at $6.00 per share owned by Wheel Enterprises, which is managed by Steve T. Warren, the Company's Senior Vice President and Chief Financial Officer. Mr. Warren's address is: 9983 Walden Drive, Jonesboro, Georgia 30236-6402.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     Certain of the executive officers and directors of the Bank, principal shareholders of the Company, and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.
--------  ----------------------------------------

  (a)  Exhibits.

  Exhibit
  Number  Exhibit
  ------  -------
  3.1     Articles of Incorporation. (2)

  3.2     By-Laws. (2)

  4       Instruments Defining the Rights of Security Holders: Form of Company's
          Series A Floating Rate Convertible Subordinated Debentures. (2)

  10.1    Memorandum of Understanding dated March 27, 1992. (1)

  10.2    Revised Memorandum of Understanding dated December 1, 1993. (2)

  10.3    Memorandum of Agreement and Indexed Executive Salary Continuation
          Plan, both dated August 7, 1995, between the Company and Charles M.
          Barnes. (3)

  10.4    Resolution dated May 19, 1993. (4)

  10.5 Letter from the FDIC dated August 2, 1995, terminating its participation in the Memorandum of Understanding.

  10.6 Letter from the Georgia Department dated August 9, 1995, officially terminating the Memorandum of Understanding.

  10.7 Letter from the Federal Reserve dated August 9, 1995, officially lifting the Resolution.

  13 Registrant's 1995 Annual Report to Shareholders. Only those portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed with the Commission.

  13.1    Independent Auditor's Report.

  21      Subsidiaries of the Registrant.

  24      Power of Attorney.

  27      Financial Data Schedule.

  99      Registrant's Proxy Statement for the 1996 Annual Meeting of
          Shareholders to be held May 15, 1996. Only those portions of the Proxy
          Statement that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed with the Commission.

_________________________

(1) Incorporated by reference to same exhibit in the Registrant s Form 10-KSB for the year ended December 31, 1992, as filed with the Commission.

(2) Incorporated by reference to same exhibit in the Registrant s Form 10-KSB for the year ended December 31, 1993, as filed with the Commission.

(3) The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(4) Incorporated by reference to same exhibit in the Registrant's Form 10-QSB for the period ended June 30, 1993.

  (b) Reports on Form 8-K filed in the fourth quarter of 1995:  None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TARA BANKSHARES CORPORATION
                             (Registrant)

Date: 3/21/96                /s/ George E. Glaze
      -------                -------------------
                             George E. Glaze, Chairman

Date: 3/21/96                /s/ Charles M. Barnes
      -------                ---------------------
                             Charles M. Barnes, President

Date: 3/21/96                /s/ Allette B. Cheaves
      -------                ----------------------
                             Allette B. Cheaves, Secretary and Treasurer

Date: 3/21/96                /s/ Steve T. Warren
      -------                -------------------
                             Steve T. Warren, Senior Vice President


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Charles M. Barnes, Allette B. Cheaves and Steve T. Warren, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Charles M. Barnes                                   Date:  3/21/96
     --------------------------------------------------             -------
     Charles M. Barnes, President and Director
     (Principal Executive Officer)

By:  /s/ Allette B. Cheaves                                  Date:  3/21/96
     --------------------------------------------------             -------
     Allette B. Cheaves, Secretary/Treasurer

By:  /s/ Steve T. Warren                                     Date:  3/21/96
     --------------------------------------------------             -------
     Steve T. Warren, Senior Vice President
     (Principal Accounting and Financial Officer)

By:  /s/ James L. Askew                                      Date:  3/21/96
     --------------------------------------------------             -------
     James L. Askew, Director

By:  /s/ James W. Babb, Jr.                                  Date:  3/21/96
     --------------------------------------------------             -------
     James W. Babb, Jr., Director

By:  /s/ Jimmy W. Benefield                                  Date:  3/21/96
     --------------------------------------------------             -------
     Jimmy W. Benefield, Director

By:  /s/ C. W. Carrouth                                      Date:  3/21/96
     --------------------------------------------------             -------
     C. W. Carrouth, Director

By:  /s/ George E. Glaze                                     Date:  3/21/96
     --------------------------------------------------             -------
     George E. Glaze, Director

By:  /s/ Sanford E. Gruskin                                  Date:  3/21/96
     --------------------------------------------------             -------
     Sanford E. Gruskin, Director

By:  /s/ A. Gene Lee                                         Date:  3/21/96
     --------------------------------------------------             -------
     A. Gene Lee, Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     (a)(1) The Annual Report of the Registrant for the year ended December 31, 1995 is incorporated herein by reference.

     (a)(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1996 are incorporated by reference herein. There were no other proxy statements or proxy-soliciting material circulated by the Registrant since the filing of its Form 10-KSB for the year ended December 31, 1995.

                   TARA BANKSHARES CORPORATION AND SUBSIDIARY

                                 EXHIBIT INDEX
                                 -------------

                                                                                    Page Number in
   Exhibit                                                                           Sequentially
   Number                                  Exhibit                                  Numbered Copy
--------------------------------------------------------------------------------------------------
    3.1     Articles of Incorporation.                                                   N/A

    3.2     By-laws.                                                                     N/A

    4       Instruments Defining Rights of Security Holders.                             N/A

   10.1     Memorandum of Understanding Dated March 27, 1992.                            N/A

   10.2     Revised Memorandum of Understanding dated December 1, 1993.                  N/A

   10.3     Memorandum of Agreement and Indexed Executive Salary                         [28]
            Continuation Plan, both dated August 7, 1995, between the
            Company and Charles M. Barnes.

   10.4     Resolution dated May 19, 1993.                                               N/A

   10.5     Letter from the FDIC dated August 2, 1995, regarding the                     [47]
            termination of the Memorandum of Understanding.

   10.6     Letter from the Georgia Department dated August 2, 1995,                     [49]
            regarding the termination of the Memorandum of Understanding.

   10.7     Letter from the Federal Reserve dated August 9, 1995, officially             [51]
            lifting the Resolution.

   13       Registrant's 1995 Annual Report to Shareholders.  Only those                 [53]
            portions of the Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed with the Commission.

   21       Subsidiaries of the Registrant.                                             [107]

   24       Power of Attorney.                                                           [24]

   27       Financial Data Schedule.                                                    [108]

   99       Registrant's Proxy Statement for the 1996 Annual Meeting of
            Shareholders to be held May 15, 1996.  Only those portions of the
            Proxy Statement that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed with the
            Commission.                                                                 [112]
==================================================================================================