Form 10KSB/A
period 1995-12-31
TARA BANKSHARES CORP
filed 1996-03-26
CIK 814678

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO.1
                                      TO
                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     At December 31, 1995, the Bank had a Tier 1 leverage ratio of 8.55%, a Tier 1 risk-based ratio of 14.21%, and a Total risk-based ratio of 15.48%.


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

     Because the Company's sole source of funds is dividends from the Bank, regulatory limitations governing the amount of dividends payable by the Bank to the Company directly limit the dividends which the Company can pay to its shareholders. Bank regulatory agencies limit the amount of dividends that a subsidiary bank may pay to the parent company without prior regulatory approval. At December 31, 1995, total stockholder's equity of the Bank aggregated $4,878,155, and the total net income was $923,000, one-half of which (approximately $461,000) was not restricted from transfer to the Company as dividends under the foregoing regulatory limitations, the Memorandum of Understanding, which was terminated as of August 9, 1995, and the Resolution, which was terminated as of August 9, 1995, as discussed in "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Having obtained the necessary approval of its regulators, the Bank paid, on October 30, 1995 to shareholders of record as of September 15, 1995, a cash dividend of $0.485 per share for a total of $135,800. On December 15, 1995, the Bank's board of directors adopted a resolution approving a dividend of $0.485 per share for a total of $135,800 which was paid on December 20, 1995 to shareholders of record as of December 14, 1995. This dividend did not require the approval of the Bank's regulators.


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