Form 10QSB
period 1996-03-31
TARA BANKSHARES CORP
filed 1996-05-07
CIK 814678

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended .  .  . March 31, 1996

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                              OF THE EXCHANGE ACT

                  Commission file number .  .  .  .  33-14610

                          TARA BANKSHARES CORPORATION

                        GEORGIA              58-1736696

                        6375 Highway 85, P. O. Box 775

                         Riverdale, Georgia 30274-0775

Issuer's telephone number, including area code:                (770) 996-8272


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [_]


At May 1, 1996, there were 448,003 shares of the registrant's Common Stock, $10.00 par value, outstanding.

TARA BANKSHARES CORPORATION

AND SUBSIDIARY

FORM 10-QSB

Index


                                                                        Page No.
Part I.   Financial Information

Financial Information
Item 1.   Consolidated balance sheets                                      3
          Consolidated statements of income                                4
          Consolidated statements of cash flows                            5
          Notes to consolidated financial statements                       6
Item 2.   Management's discussion and analysis or plan of operation        7-10

Part II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K                                 10
Signatures                                                                 11

PART I.   FINANCIAL INFORMATION

ITEM 1.            TARA BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (unaudited)
 ------------------------------------------------------------------------------

                                                     1996              1995
                                                     ----              ----
ASSETS
- ------
Cash and due from banks                           $ 2,598,093         1,801,384
Federal funds sold                                  3,030,000         2,400,000
Securities available-for-sale, at fair value        7,494,488         7,911,069
Securities held-to-maturity, at cost
  (approximate fair value of $10,795,694
  and $13,177,962, respectively)                   10,763,556        13,100,344

Loans                                              32,020,527        32,195,423
  Less allowance for loan losses                    1,308,436         1,220,156
                                                  -----------       -----------
    Loans, net                                     30,712,091        30,975,267
                                                  -----------       -----------

Premises and equipment, net                         2,020,668         2,042,952
Other assets                                        1,243,463         1,247,834
                                                  -----------       -----------
    Total assets                                  $57,862,359        59,478,850
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Liabilities:
  Demand deposits:
     Noninterest-bearing                          $10,860,357        12,476,377
     Interest-bearing                              12,874,470        13,936,985
Savings deposits                                    2,660,182         2,405,273
Certificates of deposit, $100,000 and over          7,264,290         5,936,958
Certificates of deposit, other                     18,277,244        19,096,429
                                                  -----------       -----------
        Total deposits                             51,936,543        53,852,022

Subordinated convertible debentures                 1,500,000         1,500,000
Other liabilities                                     297,952           285,854
                                                  -----------       -----------
        Total liabilities                          53,734,495        55,637,876
                                                  -----------       -----------

Stockholders' equity:
  Common stock, $10 par value, authorized
    2,000,000 shares; issued and
    outstanding 448,003 shares                      4,480,030         4,480,030
  Additional paid-in capital                        2,663,598         2,663,598
  Accumulated deficit                              (2,786,837)       (2,989,605)
  Net unrealized losses on
    securities available-for-sale                    (228,927)         (313,049)
                                                  -----------       -----------

        Total stockholders' equity                  4,127,864         3,840,974
                                                  -----------       -----------

        Total liabilities and
          stockholders' equity                    $57,862,359        59,478,850
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                  Three months ended March 31, 1996 and 1995
                                  (Unaudited)
- -------------------------------------------------------------------------------

                                                     1996              1995
                                                     ----              ----
Interest income:
  Loans, including fees                           $   784,375           863,857
  Federal funds sold                                   33,653            21,316
  Investment securities - taxable                     285,124           230,006
                                                  -----------       -----------
     Total interest income                          1,103,152         1,115,179
                                                  -----------       -----------

Interest expense:
  Deposits                                            445,432           392,583
  Federal funds purchased                                   -               482
  Subordinated convertible debentures                  40,179            39,747
     Total interest expense                           485,611           432,812
                                                  -----------       -----------
     Net interest income                              617,541           682,367
                                                  -----------       -----------

Provision for loan losses                                   -                 -

     Net interest income after
       provision for loan losses                      617,541           682,367

Other income:
  Service charges on deposit accounts                  91,093           105,240
  Insurance commissions                                   358             1,517
  Other operating income                               25,718            21,798
                                                  -----------       -----------
     Total other income                               117,169           128,555
                                                  -----------       -----------

Other expenses:
  Salaries and employee benefits                      256,355           267,830
  Net occupancy                                        44,998            47,866
  Furniture and equipment                              29,040            37,473
  Other operating expenses                            201,549           271,330
                                                  -----------       -----------
     Total other expenses                             531,942           624,499
                                                  -----------       -----------

     Net income                                   $   202,768           186,423
                                                  ===========       ===========

Net income per share based on average
  outstanding shares of 448,003 and               $      0.45              0.42
                                                  ===========       ===========
  diluted shares of 698,003                       $      0.35              0.32
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 1996 and 1995
                                  (unaudited)
- -------------------------------------------------------------------------------

                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
  Net income                                      $   202,768           186,423
                                                  -----------       -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation                                         30,557            37,722
  Provision for other real estate losses                    -            50,000
  Changes in other assets and liabilities:
  (Increase) decrease in other assets                   4,371          (121,947)
  Increase (decrease) in other liabilities             12,098           (20,698)
                                                  -----------       -----------
     Total adjustments                                 47,026           (54,923)
                                                  -----------       -----------
     Net cash provided by operating activities        249,794           131,500
                                                  -----------       -----------

Cash flows from investing activities:
  Proceeds from maturities of securities
       available-for-sale                                 702           648,189
  Purchases of securities held-to-maturity           (160,093)         (565,921)
  Proceeds from maturities of securities
       held-to-maturity                             2,996,882           313,636
  Net decrease in loans                               263,175           188,801
  Purchases of premises and equipment                  (8,273)           (4,930)
  Proceeds from sales of other real estate                  -           342,000
                                                  -----------       -----------
     Net cash provided by investing activities      3,092,393           921,775
                                                  -----------       -----------

Cash flows from financing activities:
  Net decrease in demand deposits
     and savings accounts                          (2,423,626)       (2,950,711)
  Net increase in certificates of deposits            508,147         2,675,167
                                                  -----------       -----------
     Net cash (used in) financing activities       (1,915,479)         (275,544)
                                                  -----------       -----------
     Net increase in cash and cash equivalents      1,426,708           777,731

Cash and cash equivalents at beginning
  of period                                         4,201,385         4,531,144
                                                  -----------       -----------
Cash and cash equivalents at end of period        $ 5,628,093         5,308,875
                                                  ===========       ===========
Supplemental disclosures of cash paid
  during the period for:
  Interest, net of amounts capitalized            $   445,258           414,325
                                                  ===========       ===========
  Income taxes                                    $         -                 -
                                                  ===========       ===========
Supplemental information on non-cash
  investing activities:
  Unrealized (gains) on securities
     available-for-sale                           $   (84,122)          (43,894)
                                                  ===========       ===========
  Principal balances on loans transferred
     to other real estate                         $         -            60,000
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

(1)  Management's Opinion

     The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly owned subsidiary, Tara State Bank ("Bank"). The consolidated financial statements for March 31, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three-month periods then ended have been included.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION FOR THE THREE-MONTH PERIODS ENDED
                              March 31, 1996 and 1995

     The following is a discussion of the Company's financial condition at March 31, 1996 compared to December 31, 1995, and the results of its operations for the three-month period ended March 31, 1996 compared to the three-month period ended March 31, 1995. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION

     During the first three months of 1996, total assets decreased $1,616,491 or 2.72% as compared to amounts at December 31, 1995. The majority of this decrease was due to maturities and calls of securities in order to cover the deposit declines experienced the first of each year.

     During the first three months of 1996, other assets increased $5,629 or .45% as compared to amounts at December 31, 1995. The majority of this increase was in prepaid accounts which increased $44,526 and a decrease in interest earned but not collected on loans due to the decrease in the interest rates and loan outstanding.

     As of March 31, 1996, deposits decreased $1,645,479 or 3.07% as compared to December 31, 1995. Noninterest-bearing deposits decreased $1,616,020 and interest-bearing deposits decreased $299,459. The decrease in noninterest-bearing deposits was due to the normal reduction in these type deposits during the first quarter of the year. The decrease in interest-bearing deposits was due to IRA deposits moving to higher paying mutual funds and to the planned reduction of higher rate deposits which matured during this quarter and were not renewed. Included in the interest-bearing deposits were certificates of deposit of $100,000 or more totaling $7,264,290.

LIQUIDITY

     Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 42.90% at March 31, 1996. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity to fund new loans and fund withdrawn deposits. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The following summarizes the interest sensitivity position of the Company at March 31, 1996:


                                                      Time Horizon
- --------------------------------------------------------------------------------
     (Amounts in thousands)             3 months   12 months   24 months   36 months
                                        --------   ---------   ---------   ---------
Interest sensitive assets                $24,691      37,242      44,027      47,980
Interest sensitive liabilities            22,570      36,726      38,919      39,918
                                         -------      ------      ------      ------

Assets less liabilities                  $ 2,121         516       5,108       8,062
                                         =======      ======      ======      ======

Ratio                                       1.09        1.01        1.13        1.20
                                         =======      ======      ======      ======

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

CAPITAL RESOURCES

     Due to net unrealized gains on securities-for-sale and earnings, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 6.79% and 5.71% for the quarter ended March 31, 1996 and 1995, respectively, and its ratio of stockholders' equity to assets which was 7.13% and 6.46% at March 31, 1996 and December 31, 1995, respectively.

     At March 31, 1996, the Bank's regulatory capital and the required minimum amounts under existing regulations were as follows:


                            (Dollar Amounts in Thousands)
       Bank           Regulatory    Regulatory   Required    Required
     Capital            Capital       Capital     Minimum     Minimum    Excess    Excess
                           %             $            %           $         %         $
Tier 1 leverage           9.15%        5,326        4.00%       2,329      5.15%     2,997
Tier 1 risk-based        14.78%        5,326        4.00%       1,441     10.78%     3,885
Total risk-based         16.06%        5,787        8.00%       2,882      8.06%     2,905

     Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital which has not yet been finalized. Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future for which the effects are not presently determinable.

     At March 31, 1996, all capital expenditures planned for 1996 are only for renovation and equipment purchases.

RESULTS OF OPERATIONS

     The following highlights some of the more significant fluctuations during the three months ended March 31, 1996 as compared to the comparable period in 1995.

INTEREST INCOME

     Total interest income for the three-month period ended March 31, 1996 decreased $12,027 or 1.08% from the comparable period in 1995. Increased volume of average interest-earning assets accounted for $65,516 of the change, while decreased rates on these assets accounted for ($77,543) of the overall change.

INTEREST EXPENSE

     Total interest expense for the three-month period ended March 31, 1996 increased $52,799 or 12.20% from the same period in 1995. Increased volume of average interest-bearing liabilities accounted for $27,968, while increased rates accounted for $24,831 of the overall change.

                 Management's Discussion and Analysis or Plan
                            of Operation, Continued

NET INTEREST INCOME

     Net interest income for the three-month period ended March 31, 1996 decreased $64,826 or 9.50% from the comparable period in 1995. Increased volume accounted for $37,549 of the increase, while decreased rates accounted for ($102,375) of the overall change. Interest margins of 4.58% and 5.62% and rate spread relationship of 3.70% and 4.80% for 1996 and 1995 have decreased due in large part to the decrease in the rates earned on interest-earning assets in 1996 when compared to the first quarter of 1995.

ASSET QUALITY

     The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. There was no provision for loan losses for the three months ended March 31, 1996 and 1995 due to decreases in the loan portfolio in 1996 and 1995 and recoveries of previously charged-off loans. Net recoveries of loans for the three months ended March 31, 1996 amounted to $88,279 compared to net charge-offs of $3,655 for the comparable period in 1995. The following summarizes nonperforming loans and allowance for loan losses data as of March 31, 1996 and December 31, 1995:


                                               March, 1996    December, 1995
                                               -----------    --------------
Nonaccrual loans                                $  631,000           631,000
Past-due loans greater than 90 days                      0                 0
Restructured loans                                 543,000           506,000
                                                ----------         ---------
   Total nonperforming loans                    $1,174,000         1,137,000
                                                ==========         =========

Potential problem loans                         $  226,000           230,000
                                                ==========         =========

Nonperforming loans / total loans                     4.37%             4.25%
Nonperforming loans / allowance for
  loan losses                                       107.00%            93.18%
Allowance for loan losses / total loans               4.09%             3.79%

     The nonaccrual loans are the same loans as reported at year end. Two of the nonaccrual loans in the amount of $596,000 could result in an increase in other real estate in the second quarter as the foreclosure process is being considered. Past-due loans did not change due to the diligence of the loan officers' collection efforts. Restructured loans increased due to the addition of one credit.

     Potential problem loans represent one loan that is presently performing; however, management has serious doubts concerning the ability of the borrower to meet contractual repayment terms. The potential problem loans decreased due to payments on this one large credit.

OTHER INCOME

     Other income decreased $11,386 or 8.86% for the three-month period ended March 31, 1996 from the comparable period in 1995. Decreased service charges as a result of a reduction in deposits, a reduction of overdrafts, and fewer insufficient funds charges accounted for $14,147 of the decrease.

                 Management's Discussion and Analysis or Plan
                            of Operation, Continued

OTHER EXPENSES

     Other expenses for the three-month period ended March 31, 1996 decreased $92,557 or 14.82% from the comparable period in 1995. Decreased salaries and employee benefits as a result of a reduction in personnel accounted for $11,475 or 12.40% of the decrease. A large decrease of over $30,000 in FDIC insurance premiums was a major part of this reduction. Also a reduction of $50,000 in OREO provision for losses contributed to this decrease.

NET INCOME

     Net income for the three-month period ended March 31, 1996 increased $16,345 from the comparable period in 1995. The increase is the result of a reduction in other expenses which was partially offset by reduced net interest margin.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits filed in accordance with Item 601 of Regulation S-B.

         27     Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 1996.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TARA BANKSHARES CORPORATION
                                       (Registrant)


Date:    5/1/96                        /s/ Charles M. Barnes
         ------                        ---------------------
                                       Charles M. Barnes, President
                                       (Chief Executive Officer)


Date:    5/1/96                        /s/ Allette B. Cheaves
         ------                        ----------------------
                                       Allette B. Cheaves, Senior Vice President
                                       (Secretary and Treasurer)


Date:    5/1/96                        /s/ Steve T. Warren
         ------                        -------------------
                                       Steve T. Warren, Senior Vice President
                                       (Chief Financial and Accounting Officer)