Form 10QSB
period 1996-06-30
TARA BANKSHARES CORP
filed 1996-08-13
CIK 814678

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended .  .  . June 30, 1996

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

                              YES [X]      NO [ ]

    At August 10, 1996, there were 697,999 shares of the registrant's Common Stock, $10.00 par value, outstanding.

TARA BANKSHARES CORPORATION
AND SUBSIDIARY

FORM 10-QSB

Index

Part  I. Financial Information

                                                   Page No.

  Item 1.  Consolidated balance sheets...............   3
           Consolidated statements of income.........   4
           Consolidated statements of cash flows.....   5
           Notes to consolidated financial
           statements ...............................   6

  Item 2.  Management's discussion and analysis
           or plan of operation......................   7

Part II. Other Information

  Item 4.  Submission of Matters to a Vote of Security
           Holders.................................... 10

  Item 6.  Exhibits and Reports on Form 8-K .......... 10

Signatures............................................ 11

PART I.  Financial Information

ITEM 1.        TARA BANKSHARES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (unaudited)

                                          1996              1995
                                          -----             -----

ASSETS
- ------

Cash and due from banks                $ 3,754,507         1,801,384
Federal funds sold                       2,040,000         2,400,000
Securities available-for-sale,
  at fair value                          7,044,686         7,911,069
Securities held-to-maturity,
  at cost (approximate fair value of
  $12,135,833 and $13,177,962,
  respectively)                         12,169,780        13,100,344

Loans                                   33,709,666        32,195,423
  Less allowance for loan losses         1,426,513         1,220,156
                                       ------------       ----------
  Loans, net                            32,283,153        30,975,267
                                       ------------       ----------

Premises and equipment, net              1,993,067         2,042,952
Other assets                             1,131,125         1,247,834
                                       ------------       ----------
   Total assets                        $60,416,318        59,478,850
                                       ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Demand deposits:
     Noninterest-bearing               $12,761,408        12,476,377
     Interest-bearing                   13,591,384        13,936,985
Savings deposits                         2,846,865         2,405,273
Certificates of deposit, $100,000
  and over                               7,480,214         5,936,958
Certificates of deposit, other          17,512,892        19,096,429
                                       -----------       -----------
        Total deposits                  54,192,763        53,852,022

Subordinated convertible debentures      1,500,000         1,500,000
Other liabilities                          332,611           285,854
                                       -----------       -----------
        Total liabilities               56,025,374        55,637,876
                                       -----------       -----------
Stockholders' equity:
   Common stock, $10 par value,
     authorized 2,000,000
      shares; issued and
       outstanding 448,003 shares        4,480,030         4,480,030
    Additional paid-in capital           2,663,598         2,663,598
    Accumulated deficit                 (2,524,717)       (2,989,605)
    Net unrealized losses on
     securities available-for-sale        (227,967)         (313,049)
                                        ----------        -----------

        Total stockholders' equity       4,390,944         3,840,974
                                        ----------        -----------

        Total liabilities and
          stockholders' equity         $60,416,318        59,478,850
                                       ===========        ==========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            Six months ended           Three months ended
                                June 30                      June 30
                             1996       1995            1996          1995
                             ----       ----            ----          ----
Interest income:
 Loans, including fees     $1,556,578   1,691,921       772,203      828,064
 Federal funds sold            80,433      75,022        46,780       53,706
 Investment securities
  - taxable                   575,771     477,461       290,647      247,455
                           ----------   ---------     ---------    ---------
   Total interest income    2,212,782   2,244,404     1,109,630    1,129,225
                           ----------   ---------     ---------    ---------
Interest expense:
 Deposits                     857,475     854,216       412,043      461,633
 Federal funds purchased            -         482             -            -
 Subordinated convertible
  debentures                   79,423      81,796        39,244       42,049
                           -----------  ----------    ----------   ---------
  Total interest expense      936,898     936,494       451,287      503,682
                           -----------  ----------    ----------   ----------
  Net interest income       1,275,884   1,307,910       658,343      625,543
                           -----------  ----------    ----------   ----------
Provision (credit)
 for loan losses              (25,000)          -       (25,000)            -

  Net interest income
   after provision for
   loan losses              1,300,884   1,307,910        683,343     625,543
                           ----------   ----------     ----------   ----------
Other income:
 Service charges on
  deposit accounts            186,172     205,155         95,079      99,915
 Insurance commissions            351       1,858             (7)        341
 Other operating income        33,558      39,931          7,840      18,133
                            ----------   ----------     ----------   ---------
  Total other income          220,081     246,944        102,912     118,389
                            ----------   ----------     ----------   ---------
Other expenses:
 Salaries and employee
  benefits                    479,001     521,426        222,646     253,596
                            ----------   ----------     ----------   ----------
 Net occupancy                 87,227      94,726         42,229      46,860
 Furniture and equipment       61,843      79,148         32,803      41,675
 Other operating expenses     428,006     520,217        226,457     248,887
                            ----------   ----------     ----------   --------
  Total other expenses      1,056,077   1,215,517        524,135     591,018
                            ---------   -----------     ----------   ---------

 Net income                $  464,888     339,337        262,120     152,914
                           ==========   ===========     ==========   =========

Net income per share
 based on average
  outstanding
   shares of 448,003 and   $     1.04        0.76           0.59        0.34
                           ==========   ==========      ==========   =========
   diluted shares
    of 698,003             $     0.78        0.60           0.43        0.28
                           ==========   ==========      ==========   =========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1996 and 1995
                                  (unaudited)


                                                1996         1995
                                                ----         ----
Cash flows  from operating  activities:
  Net income                                $  464,888       339,337
                                            ----------     ---------
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                                  61,328        75,813
  Provision (credit) for loan losses           (25,000)            -
  Provision for other real estate losses             -        55,000
  Changes in other assets and liabilities:
  Decrease (increase) in other assets           86,709       (61,307)
  Increase in other liabilities                 46,757        40,282
                                            ----------     ---------
    Total adjustments                          169,794       109,788
                                            ----------     ---------
    Net cash provided by operating
    activities                                  634,682      449,125
                                            -----------    ---------

Cash flows from investing activities:
  Proceeds from maturities of
   securities available-for-sale                453,485      645,897
  Purchases of securities held-to-
   maturity                                  (3,834,264)  (6,126,563)
  Proceeds from maturities of
   securities held-to-maturity                5,262,807      621,153
  Net (increase) decrease in loans           (1,282,887)   1,785,507
  Purchases of premises and equipment           (11,443)     (21,475)
  Proceeds from sales of other real
   estate                                        30,000      343,000
                                            -----------  -----------
 Net cash provided by (used in)
  investing activities                          617,698   (2,752,481)
                                            -----------  -----------

Cash flows from financing activities:
  Net increase (decrease) in demand
   deposits and savings
   accounts                                     381,022     (501,957)
  Net (decrease) increase in
   certificates of deposits                     (40,280)   3,367,157
                                            -----------  -----------
  Net cash provided by financing
   activities                                   340,742    2,865,200
                                            -----------  -----------
  Net increase in cash and cash
   equivalents                                1,593,122      561,844

Cash and cash equivalents
 at beginning of period                       4,201,385    4,531,144
                                            -----------  -----------
Cash and cash equivalents
 at end of period                          $  5,794,507    5,092,988
                                           ============  ===========
Supplemental disclosures of cash
 paid during the period for:
 Interest, net of amounts capitalized      $    876,272      893,059
                                           ============  ===========
 Income taxes                              $          -            -
                                           ============  ===========
Supplemental information on non-cash
 investing activities:
 Unrealized (gains) losses
  on securities available-for-sale         $    (85,082)     161,295
                                           ============  ===========
 Principal balances on loans
  transferred to other real estate         $          -       60,000
                                           ============  ===========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                            June 30, 1996 and 1995
                                  (Unaudited)

(1)  Management's Opinion

    The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly-owned subsidiary, Tara State Bank ("Bank"). The financial statements for June 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three- and six-month periods then ended have been included.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION FOR THE THREE AND SIX-MONTH PERIODS ENDED
                            JUNE 30, 1996 and 1995
         -----------------------------------------------------------

    The following is a discussion of the Company's financial condition at June 30, 1996 compared to December 31, 1995, and the results of its operations for the three- and six-month periods ended June 30, 1996 compared to the three- and six-month periods ended June 30, 1995. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition

    During the first six months of 1996, total assets increased $937,468 or 1.58% as compared to amounts at December 31, 1995. Net maturities of securities of $1,882,000 and year to date earnings have been reinvested in loans and to build up cash reserves necessary to retire up to $1,500,000 of debentures which the Company called on June 15, 1996. Subsequent to June 30, 1996, all holders of the debentures converted all of the debentures to common stock, therefore no cash outlay by the Company was required.

    As of June 30, 1996, deposits increased $340,741 or .63% as compared to December 31, 1995. Noninterest-bearing deposits increased $285,031 and interest-bearing deposits increased $55,710. The increase was due to normal growth in deposits. Included in the total deposits were certificates of deposit of $100,000 or more totaling $7,480,214.

Liquidity

    Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 41.39% at June 30, 1996. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity as deposits mature. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

   The following summarizes the interest sensitivity position of the Company at June 30, 1996:

                                                  Time Horizon
- -------------------------------------------------------------------------------
     (Amounts in thousands)          3 months  12 months   24 months  36 months
                                     --------  ----------  ---------  ---------
Interest sensitive assets          $   23,129     35,359      43,671     47,618
Interest sensitive liabilities         21,684     37,824      39,249     40,307
                                    ----------  ---------   ---------   -------

Assets less liabilities            $    1,445     (2,465)      4,422      7,311
                                    ==========  =========   =========   =======

Ratio                                    1.07       0.93        1.11       1.18
                                    ==========  =========   =========   =======


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

                  Management's Discussion and Analysis or Plan
                            of Operation, Continued

Capital Resources

    With operating profits and unrealized gains on investment securities, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 6.87% and 5.77% for the quarters ended June 30, 1996 and 1995, respectively, and its ratio of stockholders' equity to assets which was 7.27% and 6.46% at June 30, 1996 and December 31, 1995, respectively.

  At June 30, 1996, the Bank's regulatory capital and the required minimum amounts under existing regulations were as follows:

                  (Dollar Amounts in Thousands)
       Bank          Regulatory   Regulatory  Required   Required
      Capital          Capital     Capital     Minimum   Minimum   Excess   Excess
                          %           $           %         $         %       $
Tier 1 leverage          8.96%       5,296      4.00%     2,365      4.96%   2,931
Tier 1 risk-based       14.13%       5,296      4.00%     1,500     10.13%   3,796
Total risk-based        15.41%       5,777      8.00%     2,999      7.41%   2,778

    Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital which has not yet been finalized.
Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future. The effects to the Company for such an increase are not presently determinable.

    All capital expenditures planned for 1996 should be only for renovation and equipment purchases.

Results of Operations

    The following highlights some of the more significant fluctuations during the three- and six-month periods ended June 30, 1996 as compared to the comparable periods in 1995.

Interest Income

    Total interest income for the three- and six-month periods ended June 30, 1996 decreased $19,595 or 1.74% and $31,622 or 1.41% from the comparable periods in 1995. The decrease in interest income on interest-bearing assets over the three-month period and the six-month period is attributable to decreased rates on these assets in the amount of $51,074 in the three-month period and $197,628 in the six-month period, which decrease was offset by increased volume of average interest-earning assets in the amount of $31,749 in the three-month period and $166,006 in the six-month period.

Interest Expense

    Total interest expense for the three- and six-month periods ended June 30, 1996 decreased $52,395 or 10.40% and $404 or .04% respectively from the comparable periods in 1995. The decrease in interest expense on interest-bearing liabilities over the three-month period and the six-month period is attributable to decreased rates on the average interest-bearing liabilities in the amount of $57,627 in the three-month period and $45,044 in the six-month period, which was offset by increased volume of average interest-bearing liabilities in the amount of $5,232 in the three-month period and $47,821 in the six-month period.

                 Management's Discussion and Analysis or Plan
                            of Operation, Continued

Net Interest Income

    Net interest income for the three and six-month periods ended June 30, 1996 increased $32,800 or 5.24% for the three-month period and decreased $ 32,026 or 2.45% from the comparable periods in 1995. Increased volume accounted for $26,247 of the change in net interest income for the three-month period and $118,185 for the six-month period, while increased rates accounted for $6,553 of the change in net interest income for the three-month period and decreased rates accounted for $152,584 for the six-month period. The interest margin of 5.38% and rate spread relationship of 4.50% for 1995 have decreased to 4.75% and 3.9 % respectively for 1996.. The change in net interest margin was due in large part to the decrease in the interest rates on interest-bearing assets during the first six months of 1996.

Asset Quality

    The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. No provision for loan losses was recorded for the three-and six-month periods ended June 30, 1996 and 1995. However, a credit to the provision for loan losses of $25,000 was recorded in June 1996 due to recoveries of previously
charged off loans and  reduced loan  charge  offs.   Net  recoveries  of loans
for the three-month and six-month periods ended June 30, 1996 amounted to $143,077 and $231,356 compared to net charge-offs for the three-month period of $3,655 and net recoveries for the six-month period of $19,245 in 1995.

    The following summarizes nonperforming loans and allowance for loan losses data as of June 30, 1996 and December 31, 1995:

                                                      March, 1996   December, 1995
                                                      ------------  ---------------
Nonaccrual loans                                   $      641,000          631,000
Past-due loans greater than 90 days                             0                0
Restructured loans                                        457,000          506,000
                                                    -------------     ------------
        Total nonperforming loans                  $    1,098,000        1,137,000
                                                    =============     ============

Potential problem loans                            $      204,000          230,000
                                                    =============     ============
Nonperforming loans / total loans                            3.26%            4.25%
Nonperforming loans / allowance for loan losses             76.97%           93.18%
Allowance for loan losses / total loans                      4.23%            3.79%

    The nonaccrual loans are the same loans as reported at year end. Two of the nonaccrual loans in the amount of $596,000 could result in an increase in other real estate in the third quarter as the foreclosure process is being considered. Past-due loans did not change due to the diligence of the loan officers' collection efforts. Restructured loans decreased due to payments of one credit.

    Potential problem loans represent one loan that is presently performing; however, management has serious doubts concerning the ability of
the borrower  to meet  contractual  repayment terms.   The  potential problem
loans decreased due to payments on this one credit.

                 Management's Discussion and Analysis or Plan
                            of Operation, Continued

Other Income

    Other income decreased $15,477 or 13.07% and $26,863 or 10.88% for the three and six-month periods ended June 30, 1996 from the comparable periods in 1995. Service charges as a result of a reduction in deposits, a reduction of overdrafts, and fewer insufficient funds charges accounted for the majority of the change in other income for the three- and six-month periods, respectively, from the comparable periods in 1995.

Other Expenses

    Other expenses for the three- and six-month periods ended June 30, 1996 decreased $66,883 or 11.32% and $159,440 or 13.12% from the comparable periods in 1995. Lower salaries and employee benefits as a result of a reduction in personnel accounted for a decrease of $30,950 and $42,425 for the three-and six-month periods.

Net Income

    Net income for the three- and six-month periods ended June 30, 1996 increased $109,206 and $125,551 from the comparable periods in 1995. The increase is the result of a decrease in salaries and other operating expenses.

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company's annual stockholders' meeting was held on May 15, 1996. Notice of the meeting was mailed on March 31, 1996 to each stockholder of record as of March 31, 1996. A motion was approved to elect eight Board of Directors to serve one-year terms until the annual meeting of shareholders in 1997 consisting of James W. Babb, Jr., Charles M. Barnes, Don A. Barnette, Jimmy W. Benefield, C. Wallace Carrouth, George E. Glaze, Sanford E. Gruskin, and A. Gene Lee. The motion was approved by 296,637 shares voted by proxy. There were 280 shares voted negative in person. No other matters were voted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits filed in accordance with Item 601 of Regulation S-B.

       27    Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 1996.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TARA BANKSHARES CORPORATION
                                     (Registrant)


Date:  8/12/96                       /s/ Charles M. Barnes
        ------                       ---------------------
                                     Charles M. Barnes, President
                                     (Chief Executive Officer)


Date:  8/12/96                      /s/ Steve T. Warren
        ------                      -------------------
                                    Steve T. Warren, Senior Vice President
                                    (Chief Financial and Accounting Officer)