Form 10-Q
period 1996-09-30
TARA BANKSHARES CORP
filed 1996-11-12
CIK 814678

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended .  .  . September 30, 1996

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

                              YES [X]      NO [ ]

     At November 7, 1996, there were 697,999 shares of the registrant's Common Stock, $10.00 par value, outstanding.

TARA BANKSHARES CORPORATION
AND SUBSIDIARY

FORM 10-QSB

Index

Part  I. Financial Information

                                                                      Page No.

 Item 1. Consolidated balance sheets.....................................  3
         Consolidated statements of income...............................  4
         Consolidated statements of cash flows...........................  5
         Notes to consolidated financial statements......................  6

 Item 2. Management's discussion and analysis or plan of operation.......  7

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8-K................................  10

Signatures...............................................................  11

PART I.  Financial Information

ITEM 1.                 TARA BANKSHARES CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                          September 30, 1996 and December 31, 1995
                                      (unaudited)

                                                                                              1996               1995
                                                                                              ----               ----
ASSETS
------
Cash and due from banks                                                                 $   3,158,928          1,801,384
Federal funds sold                                                                            320,000          2,400,000
Securities available-for-sale, at fair value                                                6,817,012          7,911,069
Securities held-to-maturity, at cost (approximate fair value of
    $10,939,864 and $13,177,962, respectively)                                             10,936,958         13,100,344

Loans                                                                                      37,498,406         32,195,423
  Less allowance for loan losses                                                            1,368,504          1,220,156
                                                                                         -------------      -------------
     Loans, net                                                                            36,129,902         30,975,267
                                                                                         -------------      -------------

Premises and equipment, net                                                                 2,052,724          2,042,952
Other assets                                                                                1,014,256          1,247,834
                                                                                         -------------      -------------
     Total assets                                                                       $  60,429,780         59,478,850
                                                                                         =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
    Demand deposits:
          Noninterest-bearing                                                           $  14,120,000         12,476,377
          Interest-bearing                                                                 11,884,886         13,936,985
Savings deposits                                                                            2,673,197          2,405,273
Certificates of deposit, $100,000 and over                                                  8,507,858          5,936,958
Certificates of deposit, other                                                             16,571,728         19,096,429
                                                                                         -------------      -------------
              Total deposits                                                               53,757,669         53,852,022

Subordinated convertible debentures                                                                 -          1,500,000
Other liabilities                                                                             347,018            285,854
                                                                                         -------------      -------------
              Total liabilities                                                            54,104,687         55,637,876
                                                                                         -------------      -------------
Stockholders' equity:
     Common stock, $10 par value, authorized 2,000,000
         shares; issued and outstanding 697,999 shares and
         448,003 shares, respectively                                                       6,979,990          4,480,030
     Additional paid-in capital                                                             1,663,614          2,663,598
     Accumulated deficit                                                                   (2,113,993)        (2,989,605)
     Net unrealized losses on securities available-for-sale                                  (204,518)          (313,049)
                                                                                         -------------      -------------

              Total stockholders' equity                                                    6,325,093          3,840,974
                                                                                         -------------      -------------

               Total liabilities and stockholders' equity                               $  60,429,780         59,478,850
                                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Nine months ended                      Three months ended
                                                                 September 30                           September 30
                                                            1996           1995                       1996         1995
                                                            ----           ----                       ----         ----
Interest income:
     Loans, including fees                              $  2,409,213    2,524,652                    852,635      832,731
     Federal funds sold                                      122,823      112,771                     42,390       37,749
     Investment securities - taxable                         857,205      765,854                    281,434      288,393
                                                         -----------  -----------                -----------  -----------
          Total interest income                            3,389,241    3,403,277                  1,176,459    1,158,873
                                                         -----------  -----------                -----------  -----------

Interest expense:
     Deposits                                              1,265,550    1,344,173                    408,075      489,957
     Federal funds purchased                                     336          482                        336        -
     Subordinated convertible debentures                      99,910      124,297                     20,487       42,501
                                                         -----------  -----------                -----------  -----------
          Total interest expense                           1,365,796    1,468,952                    428,898      532,458
                                                         -----------  -----------                -----------  -----------

          Net interest income                              2,023,445    1,934,325                    747,561      626,415
                                                         -----------  -----------                -----------  -----------

Provision (credit) for loan losses                         (100,000)        -                        (75,000)       -

      Net interest income after provision
          (credit) for loan losses                         2,123,445    1,934,325                    822,561      626,415
                                                         -----------  -----------                -----------  -----------

Other income:
     Service charges on deposit accounts                     281,952      297,570                     95,780       92,415
     Insurance commissions                                       401        2,529                         50          671
     Other operating income                                   56,422       76,618                     22,864       36,687
                                                         -----------  -----------                -----------  -----------
          Total other income                                 338,775      376,717                    118,694      129,773
                                                         -----------  -----------                -----------  -----------

Other expenses:
     Salaries and employee benefits                          706,416      744,860                    227,415      223,434
     Net occupancy                                           150,688      141,538                     63,461       46,812
     Furniture and equipment                                  88,940      110,096                     27,097       30,948
     Other operating expenses                                640,564      727,001                    212,558      206,784
                                                         -----------  -----------                -----------  -----------
          Total other expenses                             1,586,608    1,723,495                    530,531      507,978
                                                         -----------  -----------                -----------  -----------

          Net income                                    $    875,612      587,547                    410,724      248,210
                                                         ===========  ===========                ===========  ===========

Net income per share:
     Primary earnings per share                         $       1.69         1.31                       0.62         0.55
                                                         ===========  ===========                ===========  ===========
     Fully diluted earnings per share                   $     N/A            1.02                     N/A            0.42
                                                         ===========  ===========                ===========  ===========

Weighted average shares outstanding:
     Primary earnings per share                              518,257      448,003                    657,239      448,003
                                                         ===========  ===========                ===========  ===========
     Fully diluted earnings per share                         N/A         698,003                     N/A         698,003
                                                         ===========  ===========                ===========  ===========

See accompanying notes to consolidated financial statements.

                  TARA BANKSHARES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                     1996                   1995
                                                                                     ----                   ----
Cash flows  from operating  activities:
     Net income                                                              $        875,612                587,547
                                                                               ---------------        ---------------
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                      89,288                105,010
     Net gains on sale of other real estate                                                                  (19,109)
     Provision (credit) for loan losses                                             (100,000)               -
     Provision for other real estate losses                                          -                        65,000
     Changes in other assets and liabilities:
     Decrease (increase) in other assets                                              143,578              (419,963)
     Increase in other liabilities                                                     61,164                 55,829
                                                                               ---------------        ---------------
          Total adjustments                                                           194,030              (213,233)
                                                                               ---------------        ---------------
          Net cash provided by operating activities                                 1,069,642                374,314
                                                                               ---------------        ---------------

Cash flows from investing activities:
     Proceeds from maturities of securities available-for-sale                        705,086              1,393,833
     Purchases of securities held-to-maturity                                     (4,624,257)            (8,201,380)
     Proceeds from maturities of securities held-to-maturity                        7,285,145              1,307,695
     Net (increase) decrease in loans                                             (5,054,636)              1,622,738
     Purchases of premises and equipment                                             (99,060)               (29,649)
     Proceeds from sales of other real estate                                          90,000                486,109
                                                                               ---------------        ---------------
          Net cash used in investing activities                                   (1,697,722)            (3,420,654)
                                                                               ---------------        ---------------

Cash flows from financing activities:
     Net (decrease) increase in demand deposits and savings
          accounts                                                                  (140,552)                778,922
     Net increase in certificates of deposits                                          46,199              3,679,305
     Cash paid for partial shares resulting from debenture
               conversion                                                                (24)        -
                                                                               ---------------        ---------------
          Net cash provided by (used in) financing activities                        (94,377)              4,458,227
                                                                               ---------------        ---------------

           Net increase (decrease) in cash and cash equivalents                     (722,457)              1,411,887

Cash and cash equivalents at beginning of period                                    4,201,385              4,531,144
                                                                               ---------------        ---------------
Cash and cash equivalents at end of period                                   $      3,478,928              5,943,031
                                                                               ===============        ===============
Supplemental disclosures of cash paid during the period for:
     Interest, net of amounts capitalized                                    $      1,279,080              1,414,083
                                                                               ===============        ===============
     Income taxes                                                            $         -                      -
                                                                               ===============        ===============
Supplemental information on non-cash investing activities:
     Unrealized gains on securities available-for-sale                       $      (108,640)              (150,070)
                                                                               ===============        ===============
     Principal balances on loans transferred to other real estate            $         -                      60,000
                                                                               ===============        ===============
Supplemental information on non-cash financing activities:
     Subordinated debentures converted to common stock                       $      1,499,976                -
                                                                               ===============        ===============

See accompanying notes to consolidated financial statements.

                   TARA BANKSHARES CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995
                                  (Unaudited)

(1)  Management's Opinion

        The accompanying consolidated financial statements reflect the accounts of Tara Bankshares Corporation ("Company") and its wholly-owned subsidiary, Tara State Bank ("Bank"). The financial statements for September 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting of normal accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the three- and nine-month periods then ended have been included.

(1)  Earnings Per Share

        Effective July 15, 1996, the Company called all outstanding subordinated convertible debentures, issuing 249,996 shares in the conversion. Because of the conversion, the Company no longer has any diluting securities. Therefore, fully diluted earnings per share for the nine and three month periods ended September 30, 1996 is not applicable. If the conversion had taken place at the beginning of the year, earnings per share for the nine and three month periods ended September 30, 1996, would have been $1.25 and $.59, respectively.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION FOR THE THREE AND NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 1996 and 1995
                     -------------------------------------

     The following is a discussion of the Company's financial condition at September 30, 1996 compared to December 31, 1995, and the results of its operations for the three- and nine-month periods ended September 30, 1996 compared to the three- and nine-month periods ended September 30, 1995. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition

     During the first nine months of 1996, total assets increased $950,930 or 1.60% as compared to December 31, 1995. The majority of this increase was in cash due to timing of cash letters sent for credit. The largest change in assets was the shift from Federal funs sold and securities into the loan portfolio Loans increased $5,302,983 or 16.47% while securities and Federal funds sold decreased $5,337,443 or 22.80% from December 31, 1995. This increase in loans was due largely to one short term loan for $3,000,000 being made in September which will mature in the fourth quarter.

     During the first nine months of 1996, other assets decreased $233,578 or 18.72% as compared to December 31, 1995. The majority of this decrease was in interest earned and not collected which decreased $75,811 due to two rate drops during late 1995 and the first of 1996 and other real estate which decreased $90,000 which was offset by an increase in prepaid expenses and prepaid insurance.

     As of September 30, 1996, deposits decreased $94,353 or .18% as compared to December 31, 1995. Noninterest-bearing deposits increased $1,643,623 and interest-bearing deposits decreased $1,737,976. The increase in noninterest-bearing deposits was due to normal growth in deposits while the large decrease in interest-bearing deposits was result of the lower rates being offered by the bank. Included in the total deposits were certificates of deposit of $100,000 or more totaling $8,507,858.

Liquidity

     Liquidity, as defined by net cash, short-term investments and other marketable assets as a percent of deposits was 35.38% at September 30, 1996. The federal funds sold position, investment securities portfolio, federal funds lines with correspondent banks, and loan repayments should provide liquidity as deposits mature. Management believes the ratio is adequate in the event of a deposit decline. Management knows of no demands, commitments, or events that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

     The following summarizes the interest sensitivity position of the Company at September 30, 1996:

                                                  Time Horizon
--------------------------------------------------------------------------------
     (Amounts in thousands)          3 months  12 months   24 months  36 months
                                     --------  ---------   ---------  ---------
Interest sensitive assets          $   26,524     36,106      41,898     45,817
Interest sensitive liabilities         23,455     36,359      37,651     38,661
                                    ---------- ---------- ----------- ---------

Assets less liabilities            $    3,069       (253)      4,247      7,156
                                    ========== ========== =========== =========

Ratio                                    1.13       0.99        1.11       1.19
                                    ========== ========== =========== =========

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

Capital Resources

     With operating profits, conversion of debentures to common stock and unrealized gains on investment securities, the Company's capital ratios have improved, as measured by its average stockholders' equity to average assets ratio which was 8.48% and 5.89% for the quarters ended September 30, 1996 and 1995, respectively, and its ratio of stockholders' equity to assets which was 10.47% and 6.46% at September 30, 1996 and December 31, 1995, respectively.

        At September 30, 1996, the Bank's regulatory capital and the required minimum amounts under existing regulations were as follows:

                        (Dollar Amounts in Thousands)
       Bank          Regulatory   Regulatory  Required   Required
      Capital          Capital     Capital     Minimum   Minimum   Excess   Excess
                          %           $           %         $         %       $
Tier 1 leverage          9.54%       5,726      4.00%     2,400     5.54%    3,326
Tier 1 risk-based       13.98%       5,726      4.00%     1,639     9.98%    4,087
Total risk-based        15.25%       6,248      8.00%     3,277     7.25%    2,971

     Regulatory authorities have adopted an interest rate risk component to minimum required regulatory capital. Such requirement may increase the level of minimum required regulatory capital in the future. The effects to the Company of such an increase are not presently determinable.

     All capital expenditures planned for 1996 should be only for renovation and equipment purchases.

Results of Operations

     The following highlights some of the more significant fluctuations during the three- and nine-month periods ended September 30, 1996 as compared to the comparable periods in 1995.

Interest Income

     Total interest income for the three-month and nine-month periods ended September 30, 1996 increased $17,586 or 1.52% and decreased $14,036 or .41%, respectively from the comparable periods in 1995. The increase in the three-month period is attributable to increased volume of average interest-earning assets accounting for $62,601 offset by decreased rates being earned on such assets accounting for ($45,015) of the change. The decrease in the nine-month period is attributable to decreased rates being earned on average interest-earning assets accounting for ($233,979) offset by increased volume of such assets accounting for $219,943 of the change.

                  Management's Discussion and Analysis or Plan
                            of Operation, Continued

Interest Expense

     Total interest expense for the three- and nine-month periods ended September 30, 1996 decreased $103,560 or 19.45% and $103,156 or 7.02%
respectively from the comparable periods in 1995. Decreased volume of average interest-bearing liabilities accounted for $32,435 of the change in interest expense in the three-month period and $22,170 in the nine-month period, while decreased rates paid on these average interest-bearing liabilities accounted for $71,125 of the change in the three-month period and $80,986 in the nine-month period.

Net Interest Income

     Net interest income for the three- and nine-month periods ended September 30, 1996 increased $121,146 or 19.34% for the three-month period and $89,120 or 4.61% from the comparable periods in 1995. The increase in the three-month period is attributable to increased volume accounting for $95,036 and increased rates accounting for $26,110 of the change. The increase in the nine-month period is attributable to increased volume accounting for $242,113, offset by decreased rates accounted for ($152,993) of the change. The interest margin of 5.00% and rate spread relationship of 4.10% for 1995 have decreased to 4.91% and 3.90% respectively for 1996. The change in net interest margin was due in large part to the decrease in the interest rates on interest-bearing assets during the first nine months of 1996.

Asset Quality

     The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred, and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. No provision for loan losses was recorded for the three-and nine-month periods ended September 30, 1996 and 1995. However, a credit to the provision for loan losses of $100,000 was recorded as of September 1996 due to recoveries of previously charged off loans and reduced loan charge offs. Net recoveries of loans for the three-month and nine-month periods ended September 30, 1996 amounted to $143,077 and $248,347, respectively compared to net charge-offs for the three- and nine month periods of $109,799 and $94,230, respectively for the comparable periods in 1995.

     The following summarizes nonperforming loans and allowance for loan losses data as of September 30, 1996 and December 31, 1995:

                                             September,1996   December, 1995
                                             ---------------  ---------------
Nonaccrual loans                          $         339,000          631,000
Past-due loans greater than 90 days                -                -
Restructured loans                                  657,000          506,000
                                           -----------------  ---------------
   Total nonperforming loans              $       1,098,000        1,137,000
                                           =================  ===============

Potential problem loans                   $        -                 230,000
                                           =================  ===============

Nonperforming loans / total loans                     2.93%            4.25%
Nonperforming loans / allowance for
 loan losses                                         80.23%           93.18%
Allowance for loan losses / total loans               3.65%            3.79%

                  Management's Discussion and Analysis or Plan
                            of Operation, Continued

     The nonaccrual loans are the same loans as reported at year end. One nonaccrual loan could result in an increase in other real estate in the fourth quarter as the foreclosure process is being considered. Past-due loans did not change due to the diligence of the loan officers' collection efforts. Restructured loans increased due to restructuring of the problem loan from the prior quarter.

Other Income

     Other income decreased $11,079 or 8.54% and $37,942 or 10.07% for the three- and nine-month periods ended September 30, 1996 from the comparable periods in 1995. Service charges and other operating income as a result of a reduction in deposits, a reduction of overdrafts, and fewer insufficient funds charges accounted for the majority of the decrease in other income for the three- and nine-month periods, respectively, from the comparable periods in 1995.

Other Expenses

     Other expenses for the three-month period ended September 30, 1996 increased $22,553 or 4.44% and for the nine-month period decreased $136,887 or 7.94% from the comparable periods in 1995. During the nine-month period salaries and employee benefits decreased $38,444 primarily due to the departure of one officer, net occupancy increased $10,150 due to an increase in repairs and maintenance of $22,033 offset by a decrease in real estate taxes and utilities of $12,693, furniture and equipment decreased $21,156 due to a decrease in depreciation expense and equipment maintenance of $24,308 and other operating expenses decreased $86,437 primarily due to a decrease in the FDIC assessment of $61,386 and a decrease in legal expenses of $14,525 from the comparable period in 1995. During the three-month period salaries and employee benefits increased $3,981 as a result of normal increases in salaries and personnel, net occupancy increased $16,649 due to an increase in repairs and maintenance, furniture and equipment decreased $3,851 due to a decrease in depreciation expense and equipment maintenance and other operating expenses increased $5,774 primarily due to an increase in directors fees from the comparable period in 1995.

Net Income

     Net income for the three- and nine-month periods ended September 30, 1996 increased $162,514 and $288,065 from the comparable periods in 1995. The increase is the result of an increase in net interest income and a decrease in other operating expenses.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits filed in accordance with Item 601 of Regulation S-B.

      27    Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TARA BANKSHARES CORPORATION
                                        (Registrant)


Date:   11/07/96                        /s/ Charles M. Barnes
        ---------                       ---------------------
                                        Charles M. Barnes, President
                                        (Chief Executive Officer)


Date:   11/07/96                        /s/ Steve T. Warren
        --------                        -------------------
                                        Steve T. Warren, Senior Vice President
                                        (Chief Financial and Accounting Officer)